Form 10QSB
period 2003-12-31
OSAGE FEDERAL FINANCIAL INC
filed 2004-03-26
CIK 1272771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       ----------------------------------

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________ to _________

                        Commission File Number 333-111219
                                               ----------

                          OSAGE FEDERAL FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         United States                                     27-0080039
-------------------------------                          -------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                         Identification No.)

                 239 East Main Street, Pawhuska, Oklahoma 74056
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (918) 287-2919
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes      X    No
---         ---

         As of December 31, 2003, there were no shares of the Registrant's common stock, par value $.10 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
    Yes      X    No
---         ---
                                   * * * * * *

NOTE: On February 11, 2004, the Registrant's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement and the related Prospectus which formed a part thereof related to the offering of the Registrant's common stock in connection with the mutual holding company reorganization (the "Reorganization") of Osage Federal Savings and Loan Association (the "Bank"). Upon consummation of the
Reorganization, the Bank will become a wholly owned subsidiary of the Registrant, and the Registrant will close the public offering of its common stock. The Registrant has not engaged in any business prior to the consummation of the Reorganization. The Registrant will not have any material assets or liabilities prior to the consummation of the Conversion. The information presented in this Form 10-QSB therefore relates solely to the business conducted by the Bank.

                   OSAGE FEDERAL SAVINGS AND LOAN ASSOCIATION

                               PAWHUSKA, OKLAHOMA

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

Balance Sheet as of December 31, 2003  (Unaudited)  and June 30, 2003          3
Statements of Income - (Unaudited) for the three and six months ended
         December 31, 2003 and 2002                                            4
Statements of Cash Flows - (Unaudited) for the Six months ended
         December 31, 2003 and 2002                                            5
Notes to Financial Statements (Unaudited)                                      7

Item 2.  Management's Discussion and Analysis or Plan of Operation             9

Item 3.  Controls and Procedures                                              14

PART II. OTHER INFORMATION
-------

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

ITEM 1.  FINANCIAL STATEMENTS

                   OSAGE FEDERAL SAVINGS AND LOAN ASSOCIATION
                                 Balance Sheets

                                                      December 31, 2003  June 30, 2003
                                                      -----------------  -------------
                                                                 (Unaudited)

Assets
    Cash and due from banks                              $    545,304    $    450,313
    Interest bearing deposits with banks                    2,267,375       9,663,687
                                                         ------------    ------------

        Cash and cash equivalents                           2,812,679      10,114,000

    Available-for-sale securities                          11,433,456       9,375,361
    Held-to-maturity securities                            11,627,424       8,598,852
    Mortgage loans held for sale                                   --       1,280,600
    Loans, net                                             48,433,849      46,342,323
    Premises and equipment                                  1,352,668       1,386,294
    Foreclosed assets held for sale, net                      144,236         117,938
    Interest receivable                                       288,633         292,190
    Federal Home Loan Bank stock, at cost                     673,300         667,500
    Income taxes refundable                                    35,003           9,629
    Other                                                   2,307,458         338,211
                                                         ------------    ------------

               Total assets                              $ 79,108,706    $ 78,522,898
                                                         ============    ============

 Liabilities and Retained Earnings
    Liabilities
        Deposits                                         $ 58,181,792    $ 58,833,435
        Federal Home Loan Bank advances                    12,500,000      11,000,000
        Advances from borrowers held in escrow                374,850         795,604
        Accrued interest and other liabilities                218,102         154,818
        Deferred income taxes                                 158,931         198,380
                                                         ------------    ------------

               Total liabilities                           71,433,675      70,982,237
                                                         ------------    ------------

    Commitments and Contingencies                                  --              --

    Retained Earnings
        Retained earnings                                   7,710,097       7,541,946
        Accumulated other comprehensive income (loss)         (35,066)         (1,285)
                                                         ------------    ------------

               Total retained earnings                      7,675,031       7,540,661
                                                         ------------    ------------

               Total liabilities and retained earnings   $ 79,108,706    $ 78,522,898
                                                         ============    ============

See Notes to Financial Statements

                   OSAGE FEDERAL SAVINGS AND LOAN ASSOCIATION
                              Statements of Income

                                               Three Months Ended            Six Months Ended
                                                  December 31,                 December 31,
                                            -------------------------    -------------------------
                                               2003          2002           2003          2002
                                            -----------   -----------    -----------   -----------
                                                  (Unaudited)                   (Unaudited)
    Interest Income
        Loans                               $   830,233   $   948,431    $ 1,678,250   $ 1,987,818
        Available-for-sale securities            61,467        57,104        112,581       117,914
        Held-to-maturity securities              90,302       112,148        174,992       234,370
        Deposits with other financial
          institutions                            9,728        27,003         26,849        52,827
        Other                                     5,889         6,309         11,777        14,301
                                            -----------   -----------    -----------   -----------
                Total interest income           997,619     1,150,995      2,004,449     2,407,230
                                            -----------   -----------    -----------   -----------

    Interest Expense
        Deposits                                333,619       440,647        687,961       926,283
        Advances from Federal Home Loan Bank    144,453       174,930        294,874       345,091
                                            -----------   -----------    -----------   -----------
                Total interest expense          478,072       615,577        982,835     1,271,374
                                            -----------   -----------    -----------   -----------

    Net Interest Income                         519,547       535,418      1,021,614     1,135,856

    Provision for loan losses                        --            --             --            --
                                            -----------   -----------    -----------   -----------
    Net interest income after provision
       for loan losses                          519,547       535,418      1,021,614     1,135,856
                                            -----------   -----------    -----------   -----------
    Noninterest Income
        Service charges on deposit
          accounts                               92,580        90,481        180,991       184,962
        Other service charges and fees           17,983        14,558         34,253        31,602
        Gain on sale of mortgage loans           17,862       180,330        143,605       285,686
        Net loan servicing fees                   6,965        (8,860)         7,800        (2,743)
        Other income                              5,478        11,030         11,592        18,971
                                            -----------   -----------    -----------   -----------
                Total noninterest income        140,868       287,539        378,241       518,478
                                            -----------   -----------    -----------   -----------

    Noninterest Expense
        Salaries and employee benefits          312,260       301,310        629,739       601,886
        Net occupancy expense                    74,098        66,008        146,524       170,063
        Deposit insurance premium                 2,226         2,487          4,629         4,999
        Other operating expenses                177,219       152,855        346,981       308,313
                                            -----------   -----------    -----------   -----------
                Total noninterest expense       565,803       522,660      1,127,873     1,085,261
                                            -----------   -----------    -----------   -----------

    Income Before Income Taxes                   94,612       300,297        271,982       569,073
    Provision for Income Taxes                   36,334       113,587        103,831       216,145
                                            -----------   -----------    -----------   -----------
    Net Income                              $    58,278   $   186,710    $   168,151   $   352,928
                                            ===========   ===========    ===========   ===========

See Notes to Financial Statements

                   OSAGE FEDERAL SAVINGS AND LOAN ASSOCIATION
                            Statements of Cash Flows

                                                                                    Six Months Ended
                                                                                       December 31,
                                                                               ----------------------------
                                                                                    2003            2002
                                                                               ------------    ------------
                                                                                       (Unaudited)
    Operating Activities
        Net income                                                             $    168,151    $    352,928
        Items not requiring (providing) cash
           Depreciation                                                              67,361          95,573
           Amortization                                                              69,472          62,781
           Deferred income taxes                                                    (17,386)         20,411
           Gain on sale of mortgage loans                                          (143,605)       (285,686)
           Gain on sale of foreclosed assets held for sale                             (178)         (3,608)
           Gain on disposal of premises and equipment                                (4,200)             --
           Dividends on available-for-sale mutual funds                            (112,581)       (117,914)
              Stock dividends from Federal Home Loan Bank                            (5,800)             --
        Originations of loans held for delivery against commitments              (8,583,042)    (15,045,442)
        Proceeds from nonrecourse sale of loans held for delivery against
          commitments                                                             9,992,359      15,431,053
        Changes in
           Interest receivable                                                        3,557          57,103
           Other assets                                                            (143,740)        (48,810)
           Accrued interest and other liabilities                                    71,555          23,915
                                                                               ------------    ------------
               Net cash provided by operating activities                          1,361,923         542,304
                                                                               ------------    ------------

    Investing Activities
        Net change in loans                                                      (2,128,746)      4,185,057
        Purchases of premises and equipment                                         (33,735)        (23,140)
        Proceeds from sale of premises and equipment                                  4,200              --
        Proceeds from sale of foreclosed assets                                      11,100         103,151
        Purchases of available-for-sale securities                               (2,000,000)     (1,000,000)
        Proceeds from maturities and paydowns of held-to-maturity securities      4,874,369       3,596,173
        Purchases of held-to-maturity securities                                 (7,918,035)     (2,992,709)

            Purchase of bank-owned life insurance                                (1,900,000)             --
                                                                               ------------    ------------
               Net cash provided by (used in) investing activities               (9,090,847)      3,868,532
                                                                               ------------    ------------

See Notes to Financial Statements

                   OSAGE FEDERAL SAVINGS AND LOAN ASSOCIATION
                            Statements of Cash Flows
                                   (Continued)

                                                                                 Six Months Ended
                                                                                    December 31,
                                                                            ----------------------------
                                                                                 2003            2002
                                                                            ------------    ------------
                                                                                    (Unaudited)
    Financing Activities
        Net increase in demand, money market, NOW and savings deposits      $  1,871,475    $    342,317
        Net decrease in certificates of deposit                               (2,523,118)        (34,201)
        Net increase in Federal Home Loan Bank advances                        1,500,000       1,000,000
        Net increase (decrease) in advances from borrowers held in escrow       (420,754)        176,592
                                                                            ------------    ------------
               Net cash provided by financing activities                         427,603       1,484,708
                                                                            ------------    ------------

    Increase (Decrease) in Cash and Cash Equivalents                          (7,301,321)      5,895,544

    Cash and Cash Equivalents, Beginning of Period                            10,114,000       7,318,030
                                                                            ------------    ------------

    Cash and Cash Equivalents, End of Period                                $  2,812,679    $ 13,213,574
                                                                            ============    ============

    Supplemental Cash Flows Information

        Real estate and other assets acquired in settlement of loans        $     37,220    $     10,155

        Interest paid                                                       $    979,928    $  1,272,323

        Income taxes paid                                                   $    147,949    $    209,221

        Mutual fund dividends reinvested                                    $    112,581    $    117,914

    See Notes to Financial Statements

                   OSAGE FEDERAL SAVINGS AND LOAN ASSOCIATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       OSAGE FEDERAL FINANCIAL, INC.

         Osage Federal Financial, Inc. (the "Company") is being incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Savings and Loan Association (the
         "Bank")  in  connection   with  the  Bank's  mutual   holding   company
         reorganization.   On  February  20,  2004,  the  Company   commenced  a
         subscription offering of its shares in connection with the reorganization. The Company's offering and the Bank's reorganization are expected to close on March 31, 2004. A total of 684,394 shares were sold at $10.00 per share. Prior to consummation of the conversion, the Company had no assets or liabilities, and as of December 31, 2003, no shares had been issued.

2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of income and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The balance sheet of the Bank as of June 30, 2003 has been derived from the audited balance sheet of the Bank as of that date. The statement of income for periods presented is not necessarily indicative of the results which may be expected for the entire year.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement filed with the Securities and Exchange Commission.

3.       EARNINGS PER SHARE

         As of December 31, 2003, neither the Company nor the Bank had any shares of common stock outstanding. As such the statements of income do not disclose earnings per share as would otherwise be required.

4.       PLAN OF MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK ISSUANCE

         On November 24, 2003, the Board of Directors of the Bank, subject to regulatory approval, adopted a proposed Plan of Mutual Holding Company Reorganization and Stock Issuance (the "Plan") to convert from a federally chartered mutual savings association into a federally chartered mutual holding company structure under the name "Osage Federal MHC" (the "Mutual Holding Company") pursuant to the laws of the United States of America and the Rules and Regulations of the Office of Thrift Supervision ("OTS"). A principal part of the reorganization into the Mutual Holding Company is the incorporation of a federally chartered stock holding company.

         The Bank will become a wholly owned subsidiary of a concurrently formed holding company. The Plan provides that the holding company will offer nontransferable subscription rights to purchase common stock of the holding company. The rights will be offered first to eligible account holders, the tax-qualified employee stock benefit plans, supplemental eligible account holders and other members. Any shares remaining may then be offered to the general public.

         Upon completion of the reorganization, the MHC will own 70% of the outstanding stock of the Stock Holding Company, with the remaining 30% held by the public. The Stock Holding Company will own 100% of the Association. The Association may not pay dividends to the Stock Holding Company if the dividends would cause the Association to fall below the "well capitalized" capital threshold.

         The Stock Holding Company intends to contribute approximately 50% of the proceeds of the offering to the Association. The Stock Holding Company will also lend its employee stock ownership plan cash to enable the plan to buy up to 8% of the shares issued in the offering to persons other than the MHC. The balance will be retained as the Stock Holding Company's initial capitalization and may be used for general business purposes, including investment securities, repurchasing shares of its common stock and paying dividends. The funds received by the Association will be used for general business purposes, including originating loans and purchasing securities.

         Offering costs will be deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering is not completed, all costs will be charged to expense. At December 31, 2003, $98,500 in such costs have been incurred.


5.       OTHER COMPREHENSIVE INCOME

         Other comprehensive income is comprised of the following:

                                        Three Months Ended      Six Months Ended
                                            December 31,           December 31,
                                      ---------------------   ----------------------
                                         2003        2002        2003         2002
                                      ---------   ---------   ---------    ---------
                                          (Unaudited)              (Unaudited)
Net Income                            $  58,278   $ 186,710   $ 168,151    $ 352,928
                                      ---------   ---------   ---------    ---------
Other Comprehensive Income (Loss)
    Unrealized gain (loss) on
      available-for-sale securities          25          34     (33,781)       4,492
                                      ---------   ---------   ---------    ---------
Comprehensive Income                  $  58,303   $ 186,744   $ 134,370    $ 357,420
                                      =========   =========   =========    =========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

GENERAL

         The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Bank.

FORWARD-LOOKING STATEMENTS

         When used in this discussion and elsewhere in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Bank cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected. The Bank does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Comparison of Financial Condition at December 31, 2003 and June 30, 2003

         Our total assets increased by $586,000 to $79.1 million at December 31, 2003 from $78.5 million at June 30, 2003 primarily due to a $2.1 million, or 4.5% increase in loans receivable, net. Loans receivable, net increased to $48.4 million at December 31, 2003 from $46.3 million at June 30, 2003. This increase in loans receivable, net primarily resulted from a $1.7 million, or 5.0%, increase in one- to four-family mortgages. Partially offsetting the increase in loans receivable, net was a 100% decrease in loans held for sale to $0 at December 31, 2003 from $1.3 million at June 30, 2003. The decline in loans held-for-sale reflects a strategic change. We are now retaining all of our one- to four-family loans in order to strengthen our net interest margin. A $7.3 million, or 72.2%, decrease in cash and cash equivalents was offset by a $5.1 million, or 28.3%, increase in securities and the $2.1 million, or 4.5% increase in loans receivable, net. Cash and cash equivalents decreased to $2.8 million (consisting primarily of our FHLB demand account) at December 31, 2003 from $10.1 million at June 30, 2003. Securities increased to $23.1 million at December 31, 2003 from $18.0 million at June 30, 2003, reflecting primarily a 35.2% increase in collateralized mortgage obligations and mortgage-backed securities because of additional purchases. We have made a $1.9 million premium deposit for a bank-owned life insurance policy. The policy took effect January 1, 2004.

         Our total liabilities increased slightly due to an increase in FHLB advances to $12.5 million at December 31, 2003, from $11.0 million at June 30, 2003, partly offset by a decline in total deposits to $58.2 million at December 31, 2003 from $58.8 million at June 30, 2003, a $652,000, or 1.1% decline. A
$2.5 million, or 6.7%, decrease in certificates of deposit was partially offset by a $1.9 million, or 23.6% increase in money market accounts. The increase in advances represents a borrowing on our line of credit at the FHLB. The borrowing rate for that advance was 1.15% which was below the rates on alternative sources of funds. The decline in certificates of deposits resulted from decreases in public unit deposits, as well as customers opting for money market accounts in lieu of locking in longer-term rates.

         Equity increased $134,000 to $7.7 million at December 31, 2003 from $7.5 million at June 30, 2003, reflecting income of $168,000 for the six months ended December 31, 2003, despite unrealized after-tax loss on available-for-sale securities increasing $34,000.

Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002

         General. Net income for the three months ended December 31, 2003 was $58,000, a $129,000, or 69.0%, decrease compared to net income of $187,000 for the three months ended December 31, 2002. The decrease in net income resulted mainly from a decrease in noninterest income.

         Interest Income. Total interest income decreased by $154,000, or 13.4%, to $997,000 for the three months ended December 31, 2003 from $1.2 million for the same period in 2002 primarily due to a 57 basis point decline in average yield on interest-earning assets, reflecting the decline in overall market rates between the periods and a shift in the composition of interest-earning assets towards lower-yielding investment securities. This shift occurred as we previously had been selling most of our originated one- to four-family loans instead of retaining them in our portfolio. Excess liquidity was invested in lower yielding investment securities and cash equivalents. The average balance of total interest-earning assets decreased by $2.7 million, or 3.5%, to $75.3 million for the 2003 period from $78.0 million for the three months ended December 31, 2002.

         The primary factor for the decrease in interest income was a $118,000, or 12.5%, decrease in interest from loans, due to a 68 basis point decline in the average yield on loans to 6.87% for the 2003 period from 7.55% in the 2002 period, reflecting decreased market rates of interest and repayments of higher yielding mortgages. Also contributing to the decrease in interest on loans was a $1.9 million, or 3.8%, decrease in the average balance of loans receivable, to $48.0 million for the three months ended December 31, 2003 from $49.9 million for the three months ended December 31, 2002.

         Interest income on securities and cash investments decreased as the result of the 58 basis point decrease in the average yield on securities, to 2.36% for the 2003 period from 2.94% for the 2002 period. This decline was also reflective of decreased market rates of interest resulting in prepayments of mortgage-backed securities and collateralized mortgage obligations. The decline in yield more than offset an $803,000, or 2.9% increase in the average balance of securities and cash and cash equivalents to $28.2 million for the three months ended December 31, 2003 from $27.4 million for the three months ended December 31, 2002.

         Interest Expense. Total interest expense decreased $137,000, or 22.3%, to $478,000 for the three months ended December 31, 2003 from $615,000 for the three months ended December 31, 2002. The decrease in interest expense resulted from a 68 basis point decrease in the average cost of interest-bearing liabilities as well as from a $2.6 million, or 3.7%, decrease in the average balance, to $66.4 million for the 2003 period compared to $69.0 million for the 2002 period. The decrease in the average cost of interest-bearing liabilities was a result of the continued decline in market rates of interest during 2002 and 2003 and was also attributable in part to a $3.8 million, or 9.8% decrease in the average balance of certificates of deposit, to $35.0 million for the 2003 period from $38.8 million for the 2002 period. The decrease in the average balance of certificates of deposit was offset by increases in the average balances of all other deposit categories, with the primary increase in interest-bearing NOW accounts, for which the average balance increased $2.0 million, or 14.0%, to $15.8 million for the 2003 period from $13.8 million for the 2002 period. The concentration of the increase in average interest-bearing liabilities in the NOW accounts, which are lower cost liabilities than certificates of deposit, resulted in a change in the mix of the deposit base to favor a lower cost of funds. Money market savings accounts increased $1.0 million, or 12.8%, during the same period. Consumers have generally been reluctant to lock in current rates on certificates of deposit, and in many cases have chosen the liquidity of money market savings accounts instead.

         Interest expense on Federal Home Loan Bank advances fell $30,000 for the three months ended December 31, 2003, or 17.4%, compared to the three months ended December 31, 2002, reflecting a decrease in the average balance of advances to $11.4 million for the 2003 period from $12.5 million for the 2002 period, and a 51 basis point decrease in the average cost.

         Net Interest Income. Net interest income decreased by $17,000, or 3.2%, to $519,000 for the three months ended December 31, 2003 from $536,000 for the three months ended December 31, 2002. The net interest rate spread increased to 2.39% for the 2003 period from 2.28% for the 2002 period, while the net interest margin increased to 2.73% from 2.71%. The increases in spread and margin reflect our retention of one- to four-family mortgages, instead of selling them in the secondary market. Near the end of the quarter, we used some of our highly liquid, low-yielding assets, namely cash investments, to purchase collateralized mortgage obligations, in order to improve our yield on our securities.

         Provision for Loan Losses. There were no provisions for loan losses for either the three months ended December 31, 2003 or 2002. There were $6,000 of charge-offs and $1,000 of recoveries in the three months ended December 31, 2003, and no charge-offs or recoveries in the three months ended December 31, 2002. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $404,000 at December 31, 2003 and $409,000 at December 31, 2002, and as a percentage of total loans outstanding was 0.80% and 0.84% at December 31, 2003 and 2002, respectively. The ratio is mainly reflective of the increase in total loans outstanding.

         Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2003 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the level of loan losses will be sufficient to offset any future loan losses.

         Noninterest Income. Noninterest income decreased to $141,000 for the three months ended December 31, 2003 from $287,000 for the three months ended December 31, 2002. Net loan servicing fees increased $16,000 for the two periods, due to lower amortization of mortgage servicing rights. Gains on the sale of mortgages declined to $18,000 for the three months ended December 31, 2003, from $180,000 for the three months ended December 31, 2002, a $162,000 decrease. We anticipate that these gains from the sale of mortgages will further decline because refinancing activity has slowed, and because we have made a strategic decision to retain most of our originated mortgages. By retaining mortgages, we intend to increase our net interest margins, which should benefit future periods' net interest income.

         Noninterest Expense. Noninterest expense was $566,000 for the three months ended December 31, 2003, increasing $44,000 from $522,000 for the three months ended December 31, 2002. Salaries and benefits increased $11,000, or 3.6%, mainly due to raises. Other operating expenses increased $24,000 primarily as a result of $20,000 of losses resulting from fraudulent activities of customers. The Bank is pursuing its legal remedies to recover these losses. Loan expenses increased $7,000 due to the payment to Freddie Mac of loan fees we collected from the customers.

         Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and the potential stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees.

         Provision for Income Taxes. The provision for income taxes decreased $78,000, or 68.4%, reflecting a decrease in pretax income. The effective tax rate was 38% for the three months ended December 31, 2003 and 2002.

Comparison of Operating Results for the Six Months Ended December 31, 2003 and 2002

         General. Net income for the six months ended December 31, 2003 was $168,000, a $185,000 or 52.4%, decrease compared to net income of $353,000 for the six months ended December 31, 2002. The decrease in net income resulted mainly from a decrease in noninterest income.

         Interest Income. Total interest income decreased by $403,000, or 16.7%, to $2.0 million for the six months ended December 31, 2003 from $2.4 million for the same period in 2002 primarily due to a 89 basis point decline in average yield on interest-earning assets reflecting the decline in overall market rates between the periods and a shift in the composition of interest-earning assets towards lower-yielding investment securities. The average balance of total interest-earning assets decreased by $1.8 million, or 2.3%, to $75.7 million for the 2003 period from $77.5 million for the 2002 period.

         The primary factor for the decrease in interest income was a $310,000, or 15.6%, decrease in interest from loans, due to an 89 basis point decline in the average yield on loans to 6.83% for the 2003 period from 7.72% in the 2002 period, reflecting decreased market rates of interest and repayments of higher yielding mortgages. Also contributing to the decrease in interest on loans was a $2.4 million, or 4.6%, decrease in the average balance of loans receivable, to $48.7 million for the six months ended December 31, 2003 from $51.1 million for the six months ended December 31, 2002.

         Interest income on securities and cash investments decreased as the result of the 82 basis point decrease in the average yield on securities, to 2.33% for the 2003 period from 3.15% for the 2002 period. This decline was also reflective of decreased market rates of interest resulting in prepayments of mortgage-backed securities and collateralized mortgage obligations. The decline in yield more than offset a $1.4 million, or 5.4% increase in the average balance of securities and cash investments to $27.8 million for the six months ended December 31, 2003 from $26.4 million for the six months ended December 31, 2002.

         Interest Expense. Total interest expense decreased $288,000, or 22.7%, to $983,000 for the six months ended December 31, 2003 from $1.3 million for the six months ended December 31, 2002. The decrease in interest expense resulted from a 74 basis point decrease in the average cost of interest-bearing liabilities as well as from a $2.2 million, or 3.2%, decrease in the average balance, to $66.4 million for the 2003 period compared to $68.6 million for the 2002 period. The decrease in the average cost of interest-bearing liabilities was a result of the continued decline in market rates of interest during 2002 and 2003 and was also attributable in part to a $3.2 million, or 8.3% decrease in the average balance of certificates of deposit, to $35.7 million for the 2003 period from $38.9 million for the 2002 period. The decrease in the average balance of certificates of deposit was offset by increases in the average balances of all other deposit categories, with the primary increase in interest-bearing NOW accounts, for which the average balance increased $1.7 million, or 10.1%, to $18.5 million for the 2003 period from $16.8 million for the 2002 period. The concentration of the increase in average interest-bearing liabilities in the interest-bearing NOW accounts, which are lower cost liabilities than certificates of deposit, resulted in a change in the mix of the deposit base to favor a lower cost of funds. Money market savings accounts increased $600,000, or 7.1%, in the same time period. Consumers have generally been reluctant to lock in rates on certificates of deposit, and in many cases have chosen the liquidity of money market savings accounts instead.

         Interest expense on Federal Home Loan Bank advances fell $50,000 for the six months ended December 31, 2003, or 14.6%, compared to the six months ended December 31, 2002, reflecting a decrease in the average balance of advances to $11.2 million for the 2003 period from $12.0 million for the 2002 period, and a 48 basis point decrease in the average cost.

         Net Interest Income. Net interest income decreased by $115,000, or 10.1%, to $1.0 million for the six months ended December 31, 2003 from $1.1 million for the six months ended December 31, 2002. The net interest rate spread decreased to 2.30% for the 2003 period from 2.46% for the 2002 period, while the net interest margin decreased to 2.67% from 2.90%. The decreases in spread and margin were reflective of faster repricing of short-term assets such as mortgage-related securities, payoffs of higher yielding longer-term assets, especially one- to four-family mortgage loans and reinvestment of the proceeds in short-term lower yielding securities.

         Provision for Loan Losses. There were no provisions for loan losses for either the six months ended December 31, 2003 or 2002. There were $6,000 of charge-offs and $1,000 of recoveries for the six months ended December 31, 2003, and no charge-offs or recoveries in the six months ended December 31, 2002. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         Noninterest Income. Noninterest income decreased to $378,000 for the six months ended December 31, 2003 from $518,000 for the six months ended December 31, 2002. Service charges were down slightly, by $4,000, due to lower average overdraft activity. Net loan servicing fees increased $11,000 for the two periods, due to lower amortization of mortgage servicing rights. Gains on the sale of mortgages decreased to $144,000 for the six months ended December 31, 2003, from $286,000 for the six months ended December 31, 2002, a $142,000 decrease. We anticipate that these gains from the sale of mortgages will further decline because refinancing activity has slowed, and because we have made a strategic decision to retain most of our originated mortgages. By retaining mortgages, we intend to increase our net interest margins, which should benefit future periods' net interest income.

         Noninterest Expense. Noninterest expense of $1.1 million remained almost constant for the six months ended December 31, 2003, increasing $43,000 from $1.1 million for the six months ended December 31, 2002. Salaries and benefits increased $28,000, or 4.6%, mainly due to raises. Furniture and equipment depreciation decreased $29,000, or 45.2%, reflecting accelerated writeoffs of computer equipment in the six months ended December 31, 2002 in connection with an upgrade of our data processing equipment. Other operating expenses increased $40,000 as a result of $20,000 of losses resulting from fraudulent activities by customers. The Bank is pursuing its legal remedies to recover these losses. Loan expense increased $9,000 due the payment to Freddie Mac of loan fees we collected from the customers.

         Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and the potential stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees.

         Provision for Income Taxes. The provision for income taxes decreased $113,000, or 52.3%, reflecting a decrease in pretax income. The effective tax rate was 38% for the six months ended December 31, 2003 and 2002.

Liquidity and Commitments

         We are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

         Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, scheduled payments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances to leverage our capital base and provide a portion of the funding needed to manage the interest rate risk presented by our core business of attracting and retaining retail deposits to fund mortgage and consumer loans.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2003, the total approved loan origination commitments outstanding amounted to $2.8 million. At the same date, construction loans in process were $1.7 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2003, totaled $18.4 million. Although the average cost of deposits decreased throughout 2003, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at December 31, 2003, our total collateralized borrowing limit was $29.4 million of which we had $12.5 million outstanding, giving us the ability at December 31, 2003 to borrow an additional $16.9 million from the Federal Home Loan Bank of Topeka as a funding source to meet commitments and for liquidity purposes.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II

                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
         -----------------

         On February 11, 2004, the Securities and Exchange Commission declared the registrant's Registration Statement on Form SB-2 (Commission File No. 333-111219) effective. The Registration Statement covered the sale by the registrant of up to 684,394 shares of its common stock, $.10 par value, in connection with the mutual holding company reorganization of Osage Federal Savings and Loan Association, Pawhuska, Oklahoma (the "Bank"). The offering was commenced on February 20, 2004 and terminated on March 12, 2004. The reorganization was approved by the Bank's members at a special meeting held on March 24, 2004. The OTS has approved an increase in the number of shares to be sold to 684,394 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

      (a)      The  following   exhibits  are  either  being  filed  with  or
               incorporated  by  reference in this  quarterly  report on Form
               10-QSB:

      Number   Description
       3(i)    Articles of Incorporation *
       3(ii)   Bylaws *
       4       Form of Common Stock Certificate *
      31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
      31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
      32       Section 1350 Certification


         _______________
         *Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-111219).



         (b) During the quarter ended December 31, 2003, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OSAGE FEDERAL FINANCIAL, INC.



Date: March 26, 2004                        /s/Mark S. White
                                            ------------------------------------
                                            Mark S. White, President
                                            (Duly Authorized Representative)


Date: March 26, 2004                        /s/Sue Allen Smith
                                            ------------------------------------
                                            Sue Allen Smith, Vice President
                                            (Chief Financial Officer)