Form 10QSB
period 2004-03-31
OSAGE FEDERAL FINANCIAL INC
filed 2004-05-13
CIK 1272771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 0-50666
                                                -------

                          OSAGE FEDERAL FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         UNITED STATES                                           27-0080039
-------------------------------------                        -------------------
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
 X  Yes     No
---     ---

     As of March 31, 2004, there were 2,281,313 shares of the Registrant's common stock, par value $.10 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one):

          Yes   X   No
     ---       ---

                          OSAGE FEDERAL FINANCIAL, INC.

                               PAWHUSKA, OKLAHOMA

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and
June 30, 2003                                                                 3

Consolidated  Statements of Income -  (Unaudited)  for the three
and nine months ended March 31, 2004 and 2003                                 4

Consolidated Statements of Cash Flows - (Unaudited) for the nine
months ended March 31, 2004 and 2003                                          5

Notes to Consolidated Financial Statements (Unaudited)                        7

Item 2.  Management's Discussion and Analysis or Plan of Operation            9

Item 3.  Controls and Procedures                                             15

PART II. OTHER INFORMATION
-------

Item 2.  Changes in Securities and Small Business Issuer Purchases of
         Equity Securities                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

ITEM 1.  FINANCIAL STATEMENTS

                          OSAGE FEDERAL FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31, 2004          JUNE 30, 2003
                                                                            ---------------         -------------
                                                                             (Unaudited)
ASSETS
    Cash and due from banks                                                $        600,155        $      450,313
    Interest bearing deposits with banks                                          7,937,356             9,663,687
                                                                            ---------------         -------------

        Cash and cash equivalents                                                 8,537,511            10,114,000

    Available-for-sale securities                                                11,496,019             9,375,361
    Held-to-maturity securities                                                  16,602,961             8,598,852
    Mortgage loans held for sale                                                         --             1,280,600
    Loans, net                                                                   50,962,002            46,342,323
    Premises and equipment                                                        1,339,778             1,386,294
    Foreclosed assets held for sale, net                                            100,433               117,938
    Interest receivable                                                             299,136               292,190
    Federal Home Loan Bank stock, at cost                                           679,100               667,500
    Income taxes refundable                                                          58,637                 9,629
    Other                                                                         2,195,586               338,211
                                                                            ---------------         -------------

               Total assets                                                $     92,271,163        $   78,522,898
                                                                            ===============         =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
        Deposits                                                           $     67,160,419        $   58,833,435
        Federal Home Loan Bank advances                                          10,000,000            11,000,000
        Advances from borrowers held in escrow                                      692,242               795,604
        Accrued interest and other liabilities                                      746,672               154,818
        Deferred income taxes                                                       146,162               198,380
                                                                            ---------------         -------------

               Total liabilities                                                 78,745,495            70,982,237
                                                                            ---------------         -------------

    COMMITMENTS AND CONTINGENCIES                                                        --                    --

    STOCKHOLDERS' EQUITY
        Preferred stock, $.10 par value (5,000,000 shares
            authorized; none outstanding)                                                --                    --
        Common stock, $.10 par value (20,000,000 shares
          authorized; 2,281,313 shares outstanding at March 31,
          2004; none outstanding at June 30, 2003)                                  228,131                    --
        Additional paid-in capital                                                6,188,947                    --
        Retained earnings                                                         7,691,152             7,541,946
        Accumulated other comprehensive loss                                        (35,052)               (1,285)
        Less:
          Unallocated ESOP shares                                                  (547,510)                   --
                                                                            ---------------         -------------
               Total stockholders' equity                                        13,525,668             7,540,661
                                                                            ---------------         -------------

               Total liabilities and stockholders' equity                  $     92,271,163        $   78,522,898
                                                                            ===============         =============

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            MARCH 31,                           MARCH 31,
                                                ----------------------------------    -------------------------------
                                                      2004             2003                2004            2003
                                                ----------------- ----------------    ---------------- --------------
                                                           (Unaudited)                         (Unaudited)
    INTEREST INCOME
        Loans                                      $   842,973      $    861,712        $  2,521,223     $ 2,849,530
        Available-for-sale securities                   62,541            53,076             175,122         170,990
        Held-to-maturity securities                    117,522            88,985             292,514         323,355
        Deposits with other financial
          institutions                                   8,272            32,247              35,121          85,074
        Other                                            5,859             5,760              17,636          20,061
                                                   -----------       -----------         -----------      ----------
                Total interest income                1,037,167         1,041,780           3,041,616       3,449,010
                                                   -----------       -----------         -----------      ----------
    INTEREST EXPENSE
        Deposits                                       346,669           416,484           1,034,630       1,342,767
        Advances from Federal Home Loan
          Bank                                         130,716           150,750             425,590         495,841
                                                   -----------       -----------         -----------      ----------
                Total interest expense                 477,385           567,234           1,460,220       1,838,608
                                                   -----------       -----------         -----------      ----------
    NET INTEREST INCOME                                559,782           474,546           1,581,396       1,610,402
    Provision for loan losses                               --                --                  --              --
                                                   -----------       -----------         -----------      ----------
    Net interest income after provision
       for loan losses                                 559,782           474,546           1,581,396       1,610,402
                                                   -----------       -----------         -----------      ----------
    NONINTEREST INCOME
        Service charges on deposit
          accounts                                      94,548            85,418             275,539         270,380
        Other service charges and fees                  17,873            16,191              52,126          47,793
        Gain on sale of mortgage loans                      --            88,423             143,605         374,109
        Net loan servicing fees                          8,112            (8,603)             15,912         (11,346)
        Other income                                    23,412             6,178              35,004          25,149
                                                   -----------       -----------         -----------      ----------
                Total noninterest income               143,945           187,607             522,186         706,085
                                                   -----------       -----------         -----------      ----------
    NONINTEREST EXPENSE
        Salaries and employee benefits                 328,875           303,561             958,614         905,447
        Net occupancy expense                           75,239            73,647             221,763         243,710
        Deposit insurance premium                        2,206             2,478               6,835           7,477
        Other operating expenses                       174,653           167,796             521,634         476,109
                                                   -----------       -----------         -----------      ----------
                Total noninterest expense              580,973           547,482           1,708,846       1,632,743
                                                   -----------       -----------         -----------      ----------
    INCOME BEFORE INCOME TAXES                         122,754           114,671             394,736         683,744
    PROVISION FOR INCOME TAXES                          41,699            43,977             145,530         260,122
                                                   -----------       -----------         -----------      ----------
    NET INCOME                                    $     81,055      $     70,694        $    249,206     $   423,622
                                                   ===========       ============        ===========      ==========

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  -------------------------------
                                                                                       2004              2003
                                                                                  -------------    --------------
                                                                                             (Unaudited)
    OPERATING ACTIVITIES
        Net income                                                                  $   249,206      $    423,622
        Items not requiring (providing) cash
           Depreciation                                                                  99,150           130,442
           Amortization                                                                 100,791           100,749
           Deferred income taxes                                                        (30,163)           17,867
           Gain on sale of mortgage loans                                              (143,605)         (374,109)
           Gain (loss) on sale of foreclosed assets held for sale                           552            (6,013)
           Gain on disposal of premises and equipment                                    (4,200)               --
           Dividends on available-for-sale mutual funds                                (175,122)         (170,990)
              Stock dividends from Federal Home Loan Bank                               (11,600)               --
        Originations of loans held for delivery against commitments                  (8,583,042)      (20,777,867)
        Proceeds from nonrecourse sale of loans held for delivery against
          commitments                                                                 9,992,359        20,325,180
        Changes in
           Interest receivable                                                           (6,946)           75,939
           Other assets                                                                 (64,104)           (4,558)
           Accrued interest and other liabilities                                       600,125           285,218
                                                                                  -------------    --------------
               Net cash provided by operating activities                              2,023,401            25,480
                                                                                  -------------    --------------

    INVESTING ACTIVITIES
        Net change in loans                                                          (4,662,259)        6,699,920
        Purchases of premises and equipment                                             (52,634)         (118,758)
        Proceeds from sale of premises and equipment                                      4,200                --
        Proceeds from sale of foreclosed assets                                          59,533           117,363
        Purchases of available-for-sale securities                                   (2,000,000)       (2,000,000)
        Proceeds from maturities and paydowns of held-to-maturity securities          4,933,268         6,424,630
        Purchases of held-to-maturity securities                                    (12,961,570)       (6,040,103)
        Change in cash surrender value of bank-owned life insurance                     (13,618)               --
        Purchase of bank-owned life insurance                                        (1,900,000)               --
                                                                                  -------------    --------------
               Net cash provided by (used in) investing activities                  (16,593,080)        5,083,052
                                                                                  -------------    --------------

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                          NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  ----------------------------------
                                                                                       2004              2003
                                                                                  ---------------- -----------------
                                                                                             (Unaudited)
    FINANCING ACTIVITIES
       Net increase in demand, money market, NOW and savings deposits             $   10,664,893   $      960,473
       Net increase (decrease) in certificates of deposit                             (2,337,909)         114,337
       Net decrease in Federal Home Loan Bank advances                                (1,000,000)              --
       Net increase (decrease) in advances from borrowers held in escrow                (103,362)         129,142
       Net proceeds from sale of common stock                                          5,769,568               --
                                                                                  --------------   --------------
               Net cash provided by financing activities                              12,993,190        1,203,952
                                                                                  --------------   --------------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1,576,489)       6,312,484

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    10,114,000        7,318,030
                                                                                  --------------   --------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    8,537,511   $   13,630,514
                                                                                   =============    =============

    SUPPLEMENTAL CASH FLOWS INFORMATION

       Real estate and other assets acquired in settlement of loans               $       42,580   $      139,617

       Interest paid                                                              $    1,451,369   $    1,840,239

       Income taxes paid                                                          $      226,059   $      289,391

       Mutual fund dividends reinvested                                           $      175,122   $      170,990

    See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       OSAGE FEDERAL FINANCIAL, INC.

         Osage Federal Financial, Inc. (the "Company") was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank (the "Bank") in connection with the Bank's mutual holding company reorganization. On March 31, 2004, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company and sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. At March 31, 2004, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for periods prior to March 31, 2004.

2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of income and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The balance sheet of the Company as of June 30, 2003 has been derived from the audited balance sheet of the Bank as of that date. The statements of income for periods presented is not necessarily indicative of the results which may be expected for the entire year.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement filed with the Securities and Exchange Commission.

3.       EARNINGS PER SHARE

         The Company first issued stock to the public on March 31, 2004. Earnings per share for the quarter ended March 31, 2004 are not meaningful and are therefore not presented.

4.       PLAN OF MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK ISSUANCE

         On November 24, 2003, the Board of Directors of the Bank, subject to regulatory approval, adopted a proposed Plan of Mutual Holding Company Reorganization and Stock Issuance (the "Plan") to convert from a federally chartered mutual savings association into a federally chartered mutual holding company structure under the name "Osage Federal MHC" (the "Mutual Holding Company") pursuant to the laws of the United States of America and the Rules and Regulations of the Office of Thrift Supervision ("OTS"). A principal part of the reorganization into the Mutual Holding Company was the incorporation of a federally chartered stock holding company. The Bank became a wholly owned subsidiary of a concurrently formed holding company. The

          Plan provided that the holding company would offer nontransferable subscription rights to purchase common stock of the holding company. The rights were to be offered first to eligible account holders, the tax-qualified employee stock benefit plans, supplemental eligible account holders and other members. Any shares remaining were then to be offered to the general public. All stock was issued to eligible account holders and the tax-qualified employee stock benefit plan.

          Upon completion of the reorganization, the Mutual Holding Company owned 70% of the outstanding stock of the Company, with the remaining 30% held by the public. The Company owned 100% of the Bank. The Bank may not pay dividends to the Company if the dividends would cause the Bank to fall below the "well capitalized" capital threshold.

          The Company contributed approximately 50% of the proceeds of the offering to the Bank. The Company also lent its employee stock ownership plan cash to enable the plan to buy up to 8% of the shares issued in the offering to persons other than the MHC. The balance will be retained as the Company's initial capitalization and may be used for general business purposes, including the purchase of investment securities, repurchasing shares of its common stock and paying dividends. The funds received by the Bank will be used for general business purposes, including originating loans and purchasing securities.

          Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At March 31, 2004, $426,900 in such costs had been incurred.

5.       OTHER COMPREHENSIVE INCOME

          Other comprehensive income is comprised of the following:

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              MARCH 31,                           MARCH 31,
                                                     ---------------------------          ------------------------
                                                      2004                2003               2004           2003
                                                     -------            --------          --------        --------
                                                           (Unaudited)                       (Unaudited)
    NET INCOME                                         $81,055           $70,694          $249,206        $423,622
                                                       -------          --------          --------        --------
    OTHER COMPREHENSIVE INCOME (LOSS)
        Unrealized gain (loss) on
          available-for-sale securities,
             net of income taxes                            14            (5,155)          (33,767)           (663)
                                                      --------          ---------         ---------       ---------
    COMPREHENSIVE INCOME                               $81,069           $65,539          $215,439        $422,959
                                                       =======           ========         ========        ========

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

GENERAL

     The   following   discussion   and   analysis  is  intended  to  assist  in
understanding the financial condition and results of operations of the Company.

FORWARD-LOOKING STATEMENTS

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND JUNE 30, 2003

     Our total assets increased by $13.7 million to $92.3 million at March 31, 2004 from $78.5 million at June 30, 2003 primarily due to an $8.0 million, or 93.1% increase in held-to-maturity securities, and a $4.6 million, or 10.0 % increase in loans receivable, net. Loans receivable, net increased to $51.0 million at March 31, 2004 from $46.3 million at June 30, 2003. This increase in loans receivable, net primarily resulted from a $4.0 million, or 11.8%, increase in one- to four-family mortgages. Partially offsetting the increase in loans receivable, net was a 100% decrease in loans held for sale to $0 at March 31, 2004 from $1.3 million at June 30, 2003. The decline in loans held-for-sale reflects a strategic change. We are now retaining most of our one- to four-family loans in order to strengthen our net interest margin. Cash and cash equivalents decreased to $8.5 million (consisting primarily of our Federal Home Loan Bank ("FHLB") overnight account) at March 31, 2004 from $10.1 million at June 30, 2003. Total securities increased to $28.1 million at March 31, 2004 from $18.0 million at June 30, 2003, reflecting primarily a 93.1% increase in collateralized mortgage obligations and mortgage-backed securities, and a $2.0 million purchase of available-for-sale securities. Other assets increased $1.9 million due to the purchase of a bank-owned life insurance policy. The policy took effect January 1, 2004.

     Our total liabilities increased $7.8 million, or 10.9% mostly due to an increase in deposits to $67.2 million at March 31, 2004, from $58.8 million at June 30, 2003, an $8.3 million, or 14.2% increase. At March 31, 2004, our noninterest-bearing deposits were $8.3 million, which included $5.9 million of funds to be refunded to subscribers in our stock offering whose orders were not filled. Substantially all of these funds are expected to be paid out in the fourth quarter. Money market savings accounts were $12.5 million, a $4.6 million, or 58.3% increase from June 30, 2003 balances. A public fund entity has placed about $3 million in additional funds, which will gradually be disbursed on local projects. Certificates of deposit decreased $2.3 million, or 6.2%. FHLB advances were $10.0 million, a $1.0 million decline from June 30, 2003. The decline in certificates of deposit resulted from decreases in public unit deposits, as well as customers opting for money market accounts in lieu of locking in longer-term rates.

     Stockholders' equity increased $6.0 million to $13.5 million at March 31, 2004 from $7.5 million at June 30, 2003, primarily due to the sale of 684,394 shares at $10 per share to the public in connection with the Bank's mutual holding company reorganization. The increase in stockholder equity also reflects income of $249,000 for the nine months ended March 31, 2004.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND
2003

     GENERAL. Net income for the three months ended March 31, 2004 was $81,000, a $10,000, or 14.7%, increase compared to net income of $71,000 for the three months ended March 31, 2003. The increase in net income resulted mainly from an increase in net interest income, partly offset by a decrease in noninterest income and an increase in noninterest expense.

     INTEREST INCOME. Total interest income decreased by $5,000, or 0.4%, to $1,037,000 for the three months ended March 31, 2004 from $1,042,000 for the same period in 2003 primarily due to an 8 basis point decline in average yield on interest-earning assets, The yield on earning assets for the period was 5.36% compared to a yield of 5.44% in the same period in 2003. The average balance of total interest-earning assets was flat, increasing only $164,000 from the three months ended March 31, 2003.

     The primary factor for the decrease in interest income was a $19,000, or 2.2%, decrease in interest from loans, due to a 57 basis point decline in the average yield on loans to 6.88% for the 2004 period from 7.45% in the 2003 period, reflecting decreased market rates of interest and repayments of higher yielding mortgages. Average loans increased $2.4 million, or 5.0%, from $46.9 million in 2003 to $49.2 million in 2004.

     Our investment portfolio and cash investments totaled $36.6 million for the three months ended March 31, 2004, an $8.5 million or 30.4% increase from the same period in 2003. The yield on these investments improved, and was 2.72% compared to 2.35% in 2003. This yield increase is attributable to investing most excess cash in mortgage-backed securities, which earn a higher yield than cash investments.

     INTEREST EXPENSE. Total interest expense decreased $90,000, or 15.8%, to $477,000 for the three months ended March 31, 2004 from $567,000 for the three months ended March 31, 2003. The decrease in interest expense resulted from a 58 basis point decrease in the average cost of interest-bearing liabilities partially offset by a $700,000, or 0.9%, increase in the average balance, to $69.3 million for the 2004 period compared to $68.6 million for the 2003 period. The decrease in the average cost of interest-bearing liabilities was a result of the continued decline in market rates of interest during 2003 and 2004 and was also attributable in part to a $4.3 million, or 10.9% decrease in the average balance of certificates of deposit, to $34.9 million for the 2004 period from $39.2 million for the 2003 period. The decrease in the average balance of certificates of deposit was offset by increases in the average balances of all other deposit categories, with the primary increase in money market accounts, for which the average balance increased $3.2 million, or 39.7%, to $11.4 million for the 2004 period from $8.2 million for the 2003 period. The concentration of the increase in average interest-bearing liabilities in the money market accounts, which are lower cost liabilities than certificates of deposit, resulted in a change in the mix of the deposit base to favor a lower cost of funds. Consumers have generally been reluctant to lock in current rates on certificates of deposit, and in many cases have chosen the liquidity of money market savings accounts instead.

     Average passbook savings accounts increased $2.5 million, or 65.5%, during the same period. This large increase is due to funds received from subscribers in our stock offering. Pending completion of the offering, all subscribers' funds were placed in a segregated account at the Bank which earned interest at the passbook rate. At the close of the transaction on March 31, 2004, subscribers' funds were either applied to the purchase of stock or moved into a noninterest-bearing account on which refund checks were written. We anticipate that both passbook and noninterest-bearing deposit averages will return to more normal levels in the fourth quarter of 2004.

     Interest expense on Federal Home Loan Bank advances fell $20,000 for the three months ended March 31, 2004, or 13.3%, compared to the three months ended March 31, 2003, reflecting a decrease in the average balance of advances to $10.6 million for the 2004 period from $11.3 million for the 2003 period, and a 49 basis point decrease in the average cost.

     NET INTEREST INCOME. Net interest income increased by $85,000, or 18.0%, to $560,000 for the three months ended March 31, 2004 from $475,000 for the three months ended March 31, 2003. The net interest rate spread increased to 2.70 % for the 2004 period from 2.09% for the 2003 period, while the net interest margin increased to 2.89% from 2.48%. The increases in spread and margin reflect our retention of one- to four-family mortgages, instead of selling them in the secondary market. Near the end of the quarter, we used the proceeds from the stock conversion to purchase mortgage-backed securities, in order to improve our yield on our securities.

     PROVISION FOR LOAN LOSSES. There were no provisions for loan losses for either the three months ended March 31, 2004 or 2003. There were no charge-offs and $5,000 of recoveries in the three months ended March 31, 2004, and no charge-offs or recoveries in the three months ended March 31, 2003. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

     The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $409,000 at March 31, 2004 and at March 31, 2003, and as a percentage of total loans outstanding was 0.77%. and 0.85% at March 31, 2004 and 2003, respectively. The ratio is mainly reflective of the increase in total loans outstanding.

     Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2004 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the level of loan losses will be sufficient to offset any future loan losses.

     NONINTEREST INCOME. Noninterest income decreased to $144,000 for the three months ended March 31, 2004 from $188,000 for the three months ended March 31, 2003. Net loan servicing fees increased $17,000 for the two periods, due to lower amortization of mortgage servicing rights. There were no gains on the sale of mortgages for the three months ended March 31, 2004, as we chose to retain our originated one-to-four family loans during the quarter. There were $88,000 of gains recorded for the three months ended March 31, 2003. We have made a strategic decision to retain most of our originated mortgages, but we may modify this decision based on interest rate fluctuation and other market factors. By retaining mortgages, we intend to increase our net interest margins, which should benefit future periods' net interest income. Other noninterest income increased to $23,000 for the three months ended

March 31, 2004 compared to $6,000 for the three months ended March 31, 2003. We began recognizing income related to the net change in the cash surrender value of bank-owned life insurance in the third quarter of fiscal 2004. This income was $14,000.

     NONINTEREST EXPENSE. Noninterest expense was $581,000 for the three months ended March 31, 2004, increasing $33,000 from $548,000 for the three months ended March 31, 2003. Salaries and benefits increased $25,000, or 8.3%. Normal year-end salary increases accounted for approximately $8,000 of this change, and deferred benefit expense associated with bank-owned life insurance was $10,000. This expense was recognized for the first time in the third quarter of 2004. Other operating expenses increased $7,000 primarily as a result of a $16,000 increase in audit and other SEC filing expenses.

     Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and the potential stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased $2,000, or 5.2%, reflecting a decrease in pretax income. The effective tax rate was 34% for the three months ended March 31, 2004, and 38% for the three months ended March 31, 2003. The decline in our effective tax rate primarily reflects income attributable to the increase in the cash surrender value of bank-owned life insurance which is not treated as income for tax purposes.

COMPARISON  OF  OPERATING  RESULTS FOR THE NINE MONTHS  ENDED MARCH 31, 2004 AND
2003

     GENERAL. Net income for the nine months ended March 31, 2004 was $249,000, a $174,000 or 41.2%, decrease compared to net income of $423,000 for the nine months ended March 31, 2003. The decrease in net income resulted mainly from a decrease in noninterest income.

     INTEREST INCOME. Total interest income decreased by $407,000, or 11.8%, to $3.0 million for the nine months ended March 31, 2004 from $3.4 million for the same period in 2003 primarily due to a 63 basis point decline in average yield on interest-earning assets reflecting the decline in overall market rates between the periods and a shift in the composition of interest-earning assets towards lower-yielding investment securities. The average balance of total interest-earning assets decreased by $1.0 million, or 1.3%, to $76.7 million for the 2004 period from $77.7 million for the 2003 period.

     The primary factor for the decrease in interest income was a $328,000 or 11.5%, decrease in interest from loans, due to a 68 basis point decline in the average yield on loans to 6.92% for the 2004 period from 7.60% in the 2003 period, reflecting decreased market rates of interest and repayments of higher yielding mortgages. Also contributing to the decrease in interest on loans was a $1.4 million, or 2.9%, decrease in the average balance of loans receivable, to $48.5 million for the nine months ended March 31, 2004 from $49.9 million for the nine months ended March 31, 2003.

     Interest income on securities and cash investments decreased as the result of the 42 basis point decrease in the average yield on securities, to 2.43% for the 2004 period from 2.85% for the 2003 period. This decline was also reflective of decreased market rates of interest resulting in prepayments of mortgage-backed securities and collateralized mortgage obligations. The decline in yield more than offset a $428,000, or 1.6% increase in the average balance of securities and cash investments to $27.5 million for the nine months ended March 31, 2004 from $27.1 million for the nine months ended March 31, 2003.

     INTEREST EXPENSE. Total interest expense decreased $378,000, or 20.6%, to $1.5 million for the nine months ended March 31, 2004 from $1.8 million for the nine months ended March 31, 2003. The decrease in interest expense resulted from a 73 basis point decrease in the average cost of interest-bearing liabilities. Average balances for the two periods were flat, decreasing $34,000 to $68.5 million. The decrease in the average cost of interest-bearing liabilities was a result of the continued decline in market rates of interest during 2003 and 2004 and was also attributable in part to a $3.6 million, or 9.1% decrease in the average balance of certificates of deposit, to $35.4 million for the 2004 period from $39.0 million for the 2003 period. The decrease in the average balance of certificates of deposit was offset by increases in the average balances of all other deposit categories, with the primary increase in money market accounts, for which the average balance increased $1.7 million, or 20.9%, to $9.7 million for the 2004 period from $8.0 million for the 2003 period. Passbook savings accounts for the same period increased $1.2 million, or 32.1%, to $5.0 million for the 2004 period from $3.8 million for 2003 period. The concentration of the increase in average interest-bearing liabilities in the money market and passbook savings accounts, which are lower cost liabilities than certificates of deposit, resulted in a change in the mix of the deposit base to favor a lower cost of funds. Interest-bearing NOW accounts increased slightly for the periods, increasing $322,000 to $6.3 million for the 2004 period from $6.0 million for the 2003 period. Consumers have generally been reluctant to lock in rates on certificates of deposit, and in many cases have chosen the liquidity of money market savings accounts instead.

         Interest expense on Federal Home Loan Bank advances fell $70,000 for the nine months ended March 31, 2004, or 14.2%, compared to the nine months ended March 31, 2003, reflecting a decrease in the average balance of advances to $10.9 million for the 2004 period from $11.7 million for the 2003 period, and a 43 basis point decrease in the average cost.

         NET INTEREST INCOME. Net interest income decreased by $29,000, or 1.8%, to $1.6 million for the nine months ended March 31, 2004 from $1.6 million for the nine months ended March 31, 2003. The net interest rate spread increased to 2.39% for the 2004 period from 2.34% for the 2003 period, while the net interest margin decreased to 2.74% from 2.76%. We anticipate continued improvement in both the margin and the spread as we increase loans outstanding, and shift from short-term assets to longer-term mortgage-backed securities.

         PROVISION FOR LOAN LOSSES. There were no provisions for loan losses for either the nine months ended March 31, 2004 or 2003. There were $6,000 of charge-offs and $5,000 of recoveries for the nine months ended March 31, 2004, and no charge-offs or recoveries in the nine months ended March 31, 2003. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         NONINTEREST INCOME. Noninterest income decreased to $522,000 for the nine months ended March 31, 2004 from $706,000 for the nine months ended March 31, 2003. Service charges were up slightly, by $5,000, due to higher average overdraft activity. Net loan servicing fees increased $27,000 for the two periods, due to lower amortization of mortgage servicing rights. Gains on the sale of mortgages decreased to $144,000 for the nine months ended March 31, 2004, from $374,000 for the nine months ended March 31, 2003, a $230,000 decrease. We anticipate that these gains from the sale of mortgages will further decline because refinancing activity has slowed, and because we have made a strategic decision to retain most of our originated mortgages. By retaining mortgages, we intend to increase our net interest margins, which should benefit future periods' net interest income.

         NONINTEREST EXPENSE. Noninterest expense was $1.7 million for the nine months ended March 31, 2004, increasing $76,000 from $1.6 million for the nine months ended March 31, 2003. Salaries and benefits increased $53,000, or 5.9%, mainly due to raises, increases in health insurance, and recognition of deferred benefit expense associated with bank-owned life insurance. This expense was $10,000 for the 2004 period. Furniture and equipment depreciation decreased $33,000, or 40.0%, reflecting accelerated writeoffs of computer equipment in the nine months ended March 31, 2003 in connection with an upgrade of our data processing equipment. Other operating expenses increased $46,000 as a result of a $15,000 increase in audit and SEC filing expenses, and $20,000 of losses resulting from fraudulent activities by customers. The Bank is pursuing its legal remedies to recover these losses.

         Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and the potential stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased $115,000, or 44.1%, reflecting a decrease in pretax income. The effective tax rate was 37% for the nine months ended March 31, 2004 and 38% for the nine months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

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

         Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, scheduled payments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize Federal Home Loan Bank advances to leverage our capital base and provide a portion of the funding needed to manage the interest rate risk presented by our core business of attracting and retaining retail deposits to fund mortgage and consumer loans. At March 31, 2004, we raised additional capital of $5.8 million, net of a $548,000 loan made to the Osage Federal Employees' Stock Ownership Plan, and $100,000 paid to capitalize the Mutual Holding Company. These funds were invested in mortgage-backed securities.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At March 31, 2004, the total approved loan origination commitments outstanding amounted to $3.2 million. At the same date, construction loans in process were $1.5 million. We had commitments to sell loans to Freddie Mac of $148,000, and also had commitments to sell loan participations totaling $400,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2004, totaled $19.1 million. Although the average cost of deposits decreased throughout 2003, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at March 31, 2004, our total collateralized borrowing limit was $31.7 million of which we had $10.0 million outstanding, giving us the ability at March 31, 2004 to borrow an additional $21.7 million from the Federal Home Loan Bank of Topeka as a funding source to meet commitments and for liquidity purposes.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN  SECURITIES  AND  SMALL  BUSINESS ISSUER PURCHASES OF EQUITY
         -----------------------------------------------------------------------
         SECURITIES
         ----------

     (d) On February 11, 2004, the Securities and Exchange Commission declared the registrant's Registration Statement on Form SB-2 (Commission File No. 333-111219) effective. The Registration Statement covered the sale by the registrant of up to 684,394 shares of its common stock, $.10 par value, in connection with the mutual holding company reorganization (the "Reorganization") of Osage Federal Savings and Loan Association, Pawhuska, Oklahoma (the "Bank"). The offering was commenced on February 20, 2004 and terminated on March 12, 2004. The Reorganization was approved by the Bank's members at a special meeting held on March 24, 2004. The Reorganization was completed on March 31, 2004 with 684,394 shares sold to the public at $10.00 per share for aggregate proceeds of $6,843,940. The registrant estimates that it incurred approximately $427,000 in expenses in the offering (including approximately $129,000 in fees and reimbursable expenses paid to Keefe, Bruyette & Woods, Inc. for its services as marketing agent) for estimated net proceeds of approximately $6.4 million. The registrant used approximately 50% of the net proceeds to acquire all of the shares of capital stock to be issued by the Bank in connection with the Reorganization and used $542,710 to fund a loan to its Employee Stock Ownership Plan. The Company retained the remainder of the proceeds for ongoing expenses. All payments of proceeds or expenses were made to persons other than directors, officers, general partners of the registrant or their associates, persons owning 10% or more of any class of securities of the registrant or affiliates of the registrant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      The  following   exhibits  are  either  being  filed  with  or
                  incorporated by reference in this quarterly report on Form 10-QSB:

       NUMBER  DESCRIPTION
       ------  -----------

          3(i) Articles of Incorporation *

          3(ii)Bylaws *

          4    Form of Common Stock Certificate *

          10.1 Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White

          10.2 Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger

          10.3 Executive Salary Continuation Plan and Split Dollar Agreements with Martha Hayes

          10.4 Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith

          10.5 Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby

          10.6 Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne

          10.7 Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan

          31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

          31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

          32   Section 1350 Certification

         ---------------
         *Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-111219).

         (b) REPORTS ON FORM 8-K. During the quarter ended March 31, 2004, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OSAGE FEDERAL FINANCIAL, INC.



Date: May 13, 2004                          /s/ Mark S. White
                                            ------------------------------------
                                            Mark S. White, President
                                            (Duly Authorized Representative)


Date: May 13, 2004                          /s/ Sue Allen Smith
                                            ------------------------------------
                                            Sue Allen Smith, Vice President
                                            (Chief Financial Officer)