Form 10KSB
period 2004-06-30
OSAGE FEDERAL FINANCIAL INC
filed 2004-09-27
CIK 1272771

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended June 30, 2004

                                       OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period __________ to __________

                           Commission File No. 0-50666
                                               -------

                          OSAGE FEDERAL FINANCIAL, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

          United States                                          27-0080039
-------------------------------                               ----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization                                Identification No.)


239 East Main Street, Pawhuska, Oklahoma                             74056
----------------------------------------                             -----
(Address of Principal Executive Offices)                          (Zip Code)

                    Issuer's Telephone Number (918) 287-2919
                                              --------------

       Securities Registered Under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $.10 par value
                          ----------------------------

         Check whether the issuer: (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $4.8 million

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6.4 million as of September 20, 2004 based on the last sale ($12 per share) reported on the OTC Electronic Bulletin Board as of that date. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

         As  of  September  20,  2004,   there  were  2,281,313  shares  of  the
registrant's common stock issued and outstanding.

         Transitional Small Business Disclosure Format:   YES        NO  X
                                                              ---       ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2004 (Parts I & II)

2. Portions of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

================================================================================

                                     PART I

Forward Looking Statements

         When used in this discussion and elsewhere in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligations to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 1.  Description of Business
-------  -----------------------

         The Company. Osage Federal Financial, Inc. (the "Company") was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank (the "Bank") in connection with the Bank's mutual holding company reorganization. On March 31, 2004, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company which sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. At June 30, 2004, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for periods prior to June 30, 2004. The Company does not engage in any activities other than holding the stock of the Bank. At June 30, 2004, the Company had total assets of $88.9 million, loans receivable of $55.5 million, total deposits of $61.7 million and total equity of $13.6 million.

         The Company's executive offices are located at 239 East Main Street, Pawhuska, Oklahoma and its main telephone number is (918) 287-2919.

         The Bank. Osage Federal Bank (the "Bank") is a federally-chartered stock savings bank. It was originally founded in 1918 as the National Building and Loan Association and was chartered by the State of Oklahoma. It converted to a federally-chartered savings and loan association in 1935. Osage Federal's deposits are federally insured by the Savings Association Insurance Fund as administered by the Federal Deposit Insurance Corporation. Osage Federal is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

         Osage Federal conducts a traditional community bank operation, offering retail banking services, one- to four-family mortgage loans, multi-family, commercial and other real estate mortgage loans, construction loans, automobile loans, second mortgage loans and other consumer loans. Osage Federal operates from its main office in Pawhuska, Oklahoma, and a branch office in Bartlesville, Oklahoma.

Market Area

         Our main office is located in Pawhuska, Oklahoma and serves a wide area of Osage County and the northern portion of Pawnee County. Our branch office is located in Bartlesville, Oklahoma and services Bartlesville and Washington County plus the western portion of Nowata County. Osage and Washington counties are generally rural in nature. The economy of both counties is based on the oil and gas industry, and ranching also has a presence in Osage County. ConocoPhillips, an oil and gas company, is the largest employer in our market area. Bartlesville and Pawhuska are the county seats of Washington and Osage Counties, respectively, which provide public sector employment. Bartlesville is a regional healthcare center with a 311-bed hospital. With their museums and historic areas, tourism has become an increasingly important industry in Bartlesville and Pawhuska.

         Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could decrease.

Lending Activities

         General. We have traditionally focused on the origination of one- to four-family mortgage loans, which comprise a significant majority of the total loan portfolio. We also originate multi-family, commercial and other real estate mortgage loans. Construction loans, automobile loans, second mortgage loans and other consumer loans make up the rest of the total loan portfolio.

         Loan   Portfolio   Composition.   The  following   table  analyzes  the
composition of our loan portfolio by loan category at the dates indicated.

                                                        At June 30,
                                             -----------------------------------
                                                  2004               2003
                                             ----------------   ----------------
                                             Amount   Percent   Amount   Percent
                                             ------   -------   ------   -------
                                                     (Dollars in thousands)
Real estate mortgage:
  One-to-four family....................    $43,110     75.3%  $33,757     70.1%
  Multi-family, commercial and other....      5,210      9.1     4,389      9.1
Construction............................        811      1.4     1,926      4.0
Automobile..............................      3,729      6.5     3,605      7.5
Second mortgage.........................      2,780      4.8     2,649      5.5
Other consumer..........................     1,669       2.9     1,845      3.08
                                            -------     ----   -------     ----

     Total loans........................     57,309    100.0%   48,171    100.0%
                                                       =====              =====

Less:
  Loans in process......................      1,381              1,405
  Net deferred loan fees................         23                 15
  Allowance for loan losses.............        409                409
                                            -------            -------

     Total loans, net...................    $55,496            $46,342
                                            =======            =======

     Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at June 30, 2004. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                        Due within            Due after             Due over 5
                                      one year after      1 through 5 years        years after
                                      June 30, 2004         June 30, 2004         June 30, 2004       Total
                                      -------------         -------------         -------------       -----
                                                                    (In thousands)
  One- to four-family residential        $   721               $ 2,312               $ 40,077       $  43,110
  Multi-family, commercial and other...      126                 1,158                  3,926           5,210
  Construction.........................      811                    --                     --             811
  Automobile...........................      265                 3,303                    161           3,729
  Second mortgage......................       14                   378                  2,388           2,780
  Other consumer.......................      896                   379                    394           1,669
                                         -------               -------               --------       ---------
      Total............................  $ 2,833               $ 7,530               $ 46,946       $  57,309
                                         =======               =======               ========       =========

         The next table sets forth at June 30, 2004, the dollar amount of all loans due one year or more after June 30, 2004 which have predetermined interest rates and have floating or adjustable interest rates.

                                               Predetermined      Floating or
                                                  Rate          Adjustable Rates
                                                  ----          ----------------
                                                      (In thousands)

       One- to four-family residential........ $ 36,131            $  6,258
       Multi-family, commercial and other.....      848                  23
       Construction...........................       --                  --
       Automobile.............................      464                  --
       Second mortgage........................      469                   7
       Other consumer.........................      773                  --
                                               --------            --------
              Total........................... $ 47,685            $  6,791
                                               ========            ========

         One- to Four-Family Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family mortgage loans, substantially all of which are secured by property located in Osage and Washington Counties, Oklahoma.

         We generally originate mortgage loans in amounts of up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 100%. For loans exceeding an 80% loan-to-value ratio, we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure. The majority of our one- to four-family residential loans are originated with fixed rates and have terms of five to thirty years. The maturities of our one- to four-family mortgage loans are generally 15 years or less. We also originate adjustable-rate loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin of 275 to 300 basis points. Our adjustable-rate loans have terms of up to 30 years with initial fixed-rate periods of one year according to the terms of the loan. Our adjustable-rate mortgages generally have a cap of one percentage point on rate adjustments during any one year and five percentage points over the life of the loan. Our fixed-rate mortgage loans are generally originated on documentation and with terms that qualify them for resale to Freddie Mac.

         Substantially all of our residential mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family residential loans are made by state certified independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We generally require title insurance policies on all first mortgage real estate loans originated, but may also originate loans that will be retained for our portfolio with an attorney's opinion in lieu of title insurance. Homeowners, liability, fire and, if required, flood insurance policies are also required.

         Multi-family, Commercial and Other Mortgage Loans. We also originate non-residential mortgage loans, including loans on motels, churches, retail/service properties, apartment and condominium buildings, and other income-producing properties, including mixed-use properties combining residential and commercial space. We also originate loans secured by land. At June 30, 2004 we had approximately $1.9 million in land loans. We generally require a loan-to-value ratio no greater than 80% for non-residential mortgage loans. Typically these loans are made with amortization terms of up to twenty years. The majority of our non-residential mortgage loans are on properties located within our market area and all are within Oklahoma.

         Non-residential mortgage loans generally are considered to entail significantly greater risk than that which is involved with one- to four-family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, non-residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

         Construction Lending. Essentially all of our construction lending is in our market areas. We will generally originate construction loans in an amount up to 75% of the appraised value for a multi-family, commercial or other real estate construction loan, and up to 80% for a one- to four-family residential construction loan. At June 30, 2004, substantially all of our construction loans were for construction of one- to four-family residences. Our residential construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for multi-unit or multi-house projects. We typically convert construction loans to individuals to permanent loans on completion of construction but do not require take-out financing prior to origination. We have no formal limits as to the number of projects a builder has under construction or development, and make a case by case determination on loans to builders and developers who have multiple projects under development. We occasionally make loans to builders for the construction of residences for which they do not yet have buyers. Our practice is to limit such loans to no more than two homes per builder.

         Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties. If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

         Automobile Loans. We offer loans on new and used automobiles and in cases of satisfactory credit, will originate such loans up to the sales price or retail value. Auto loans are generally made with terms from one to five years and are made on a fixed-rate basis. The bulk of our automobile lending involves direct loans to existing customers for the purchase of a car or truck. Loans secured by rapidly depreciating assets such as automobiles entail more risk than residential mortgages. The repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment of the outstanding loan balance, since there is greater likelihood of damage, loss or depreciation of the underlying collateral. Automobile lending also entails the risks generally associated with consumer lending described below.

         Second Mortgage Loans. We generally only make second mortgage loans on properties for which we hold the first mortgage. We do not make home equity loans on an open-end basis in the form of a line of credit, but rather as a closed-end amortizing mortgage loan. Our second mortgage loans are primarily fixed-rate loans for terms of up to twenty years. We generally require that the aggregate indebtedness against the security property not exceed 80% of its value (75% if we do not hold the first mortgage). Collateral value is determined through existing appraisals, new appraisals or evaluations by the loan department. On second mortgages, we do not require title insurance but do require homeowner, liability, fire and, if required, flood insurance policies.

         Other Consumer Loans. Other consumer loans offered by Osage Federal consist of loans secured by personal property, including savings account loans, and unsecured consumer loans. At June 30, 2004, we had approximately $159,000 of unsecured consumer loans including overdraft loans. We will generally lend up to 90% of the account balance on a savings account loan.

         Consumer loans generally have shorter terms and higher interest rates than residential loans. The consumer loan market can be helpful in improving the spread between the average loan yield and the cost of funds and at the same time improve the matching of rate-sensitive assets and liabilities.

         Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans that are unsecured. Further, consumer loan repayment is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

         Our underwriting standards for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.

         Loans to One Borrower. Under federal law, savings institutions generally may only lend to one borrower an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of June 30, 2004, our loans to one borrower limit was approximately $2,040,000.

         Our largest single borrower had aggregate outstanding loans of approximately $715,000 at June 30, 2004, representing a loan secured by a personal residence, one speculative residential construction loan, one residential construction loan, one rental duplex and guaranty on a loan for a truck. Our second largest borrower had aggregate outstandings of approximately $573,000 at June 30, 2004, representing five loans secured by a personal residence, an office building, land for a future office and two equipment loans. Our third largest borrower had aggregate outstanding loans of $557,000 at June 30, 2004, representing seven loans secured by a personal residence, residential construction, rental property and other vehicles and equipment. In addition, one borrower has aggregate outstanding loans of $475,000, including two loans secured by land, and one speculative residential construction loan on which he is a guarantor. We have a borrower which is a church, whose loan balance, secured by a church facility, is $451,000. We had no other exposures to any single borrower in excess of $450,000 at June 30, 2004. At June 30, 2004, all of these lending relationships were current, all were performing in accordance with the terms of their loan agreements with the exception of one speculative residential construction loan. The property has not yet been sold, but the loan is current.

         Loan Originations, Purchases and Sales. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, and "walk-in" customers. We generally do not purchase loans from other institutions or use mortgage brokers.

         Historically, we have primarily originated our own loans and retained them in our portfolio. Gross loan originations totaled $37.9 million for the year ended June 30, 2004. Our fixed-rate mortgage loans generally meet the secondary mortgage market standards of Freddie Mac. For the purposes of interest rate risk management, we may sell qualifying one- to four-family residential mortgages in the secondary market to Freddie Mac on a non-recourse basis with servicing retained. Management decides at the point of origination whether or not the loan will be sold and a commitment is made to Freddie Mac at that time for the individual loan. During the years ended June 30, 2004 and 2003, we sold $10.0 million and $26.7 million of loans, respectively, to Freddie Mac. Sales had increased during the last several years in connection with our efforts to mitigate interest rate risk associated with long-term, fixed-rate loans. As refinancing activity has slowed and as risk management needs change, however, we have reduced our loan sales. At June 30, 2004, loans serviced for the benefit of others totaled $45.1 million. This includes $394,000 of a local church loan participation sold to two financial institutions.

         Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of June 30, 2004, was approximately $3.8 million, excluding undisbursed portions of construction loans totaling $1.4 million.

         Loan Approval Procedures and Authority. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Our loan committee consists of our chairman, president and chief executive officer, executive vice president and chief lending officer, senior vice president, and two vice presidents. The committee reviews all real estate loans, consumer loans above $15,000 and all loan modifications. Loan committee meetings require a quorum of three members of the committee. Loans submitted to the loan committee require approval of a majority and approval of all members present if only three members are present. Consumer loans $5,000 and below can be approved by individual loan officers, while consumer loans between $5,000 and $15,000 must be approved by two loan officers. Loans exceeding the Freddie Mac loan purchase limit require approval of the Board of Directors. All closed loans are presented to the Board for ratification on a monthly basis.

Asset Quality

         Loan Delinquencies and Collection Procedures. The borrower is notified by both mail and telephone when a loan is sixteen days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a loan is ninety days delinquent, it is referred to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

         As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is carried as a foreclosed asset held for sale until it is sold or otherwise disposed of. When foreclosed assets held for sale are acquired, they are recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2004, we had no foreclosed assets held for sale.

         Loans are reviewed on a regular basis and are placed on non-accrual status when they are 90 days or more delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2004, we had approximately $11,000 of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses, and there were no specific reserves relating to these loans at June 30, 2004.

         Non-Performing   Assets.  The  following  table  provides   information
regarding the Bank's non-performing loans and other non-performing assets.

                                                                At June 30,
                                                                -----------
                                                               2004        2003
                                                               ----        ----

                                                          (Dollars in thousands)

Loans accounted for on a non-accrual basis:
  One-to-four family ...................................       $ 11        $131
                                                               ----        ----
     Total .............................................       $ 11        $131
                                                               ====        ====

Accruing loans which are contractually past
  due 90 days or more
  One-to-four family ...................................       $ --        $  9
                                                               ----        ----
     Total .............................................       $ 11        $  9
                                                               ====        ====
Total non-performing loans .............................       $ 11        $140
                                                               ====        ====
Foreclosed assets held for sale ........................       $ --        $118
                                                               ====        ====

Total non-performing assets ............................       $ 11        $258
                                                               ====        ====

Total non-performing loans to net loans ................       0.02%       0.30%
                                                               ====        ====
Total non-performing loans to total assets .............       0.01%       0.18%
                                                               ====        ====
Total non-performing assets to total assets ............       0.01%       0.33%
                                                               ====        ====


         As of June 30, 2004, there were $93,000 in loans not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms and which may result in such loans being disclosed as non-performing in the future.

         During the year ended June 30, 2004, gross interest income of approximately $400 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and no interest on such loans was included in income for the year ended June 30, 2004.

         Classified Assets. Management, in compliance with Office of Thrift Supervision guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on a monthly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged off.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets, or portions thereof, classified as "loss" are considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets as of June 30, 2004. At June 30, 2004, all of the classified assets were loans.

                                                         At June 30,
                                                            2004
                                                         -----------
                                                       (In thousands)

              Substandard.................                 $  93
              Doubtful....................                     -
              Loss........................                     -
                                                           -----
                Total.....................                 $  93
                                                           =====

         At June 30, 2004, none of the loans classified as "substandard," are included under non-performing assets, as shown in the table on page 8. However, management considers these substandard loans to be inadequately protected by the paying capacity and net worth of the borrower or by the pledged collateral.

         Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is maintained through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

         This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the Office of Thrift Supervision as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

         Analysis of Loan Loss Allowance. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                             For the Years Ended
                                                                 June 30,
                                                             -------------------
                                                              2004       2003
                                                              ----       ----
                                                          (Dollars in thousands)

Allowance balance (at beginning of period) ...............   $   409    $   409
Charge-offs ..............................................         6         --
Recoveries ...............................................         6         --
                                                             -------    -------
Net (charge-offs) recoveries .............................        --         --
Provision for loan losses ................................        --         --
                                                             -------    -------
Allowance balance (at end of period) .....................   $   409    $   409
                                                             =======    =======

Total loans outstanding ..................................   $57,309    $48,171
                                                             =======    =======
Average loans outstanding ................................   $51,054    $49,841
                                                             =======    =======
Allowance for loan losses as a percent of total loans
   outstanding ...........................................      0.71%      0.85%
                                                             =======    =======
Net loans charged off as a percent of average loans
   outstanding ...........................................       --%        --%
                                                             =======    =======

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                           At June 30,
                                        ---------------------------------------------
                                                2004                    2003
                                        ---------------------   ---------------------
                                                      Percent                Percent
                                                     of Loans                of Loans
                                                     to Total                to Total
                                        Amount        Loans        Amount    Loans
                                        ------        -----        ------    -----
                                                  (Dollars in thousands)
At end of period allocated to:
Real estate mortgage:
   One-to-four family................ $    166          75.3%   $    168       70.1%
   Multi-family, commercial
      and other......................      139           9.1          92        9.1
Construction.........................       17           1.4          66        4.0
Automobile ..........................       48           6.5          50        7.5
Second mortgage......................       13           4.8          15        5.5
Other consumer.......................       26           2.9          18        3.8
                                      --------         -----    --------      -----
     Total allowance................. $    409         100.0%   $    409      100.0%
                                      ========         =====    ========      =====

Securities Portfolio

         General. Federally-chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized by our investment policy, as approved by the Board, include U.S. government and government agency obligations, mortgage-related securities of various U.S. government agencies or government-sponsored entities and private corporate issuers (including securities collateralized by mortgages), corporate bonds, commercial paper, certificates of deposits of insured banks and savings institutions and municipal securities. The Investment Committee, comprised of Directors Formby, Labadie, Strahan and White, is responsible for the review of investment strategies and the approval of investment decisions.

         Our primary objective in operating the securities portfolio is to assist in management of interest rate risk by matching the Bank's interest-sensitive liabilities. Our other objectives are to provide liquidity and earnings, in that order of priority. Individual investment decisions take into account, among other considerations, the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.

         We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, we do not invest in securities which are not rated investment grade.

         Our securities portfolio at June 30, 2004 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States government or government agencies, other than our investment in the Shay Asset Management Fund Adjustable-Rate Mortgage Fund, a mutual fund which invests in adjustable-rate mortgage-backed securities, with a carrying value of approximately $11.5 million at June 30, 2004. All such mortgage-backed securities are either issued by U.S. government agencies or government-sponsored enterprises or rated in the two highest investment grades. This fund is rated AAA by Standard & Poor's.

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held-to-maturity," "trading securities" or "available-for-sale," based on management's intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as "held-to-maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held-to-maturity."

         We do not currently use or maintain a trading account. Securities not classified as "held-to-maturity" are classified as "available-for-sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Approximately $8.3 million of our securities portfolio is pledged as collateral for deposits.

         Mortgage-Related Securities. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-related securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association, as well as by private corporate issuers. The portfolio also includes an investment in an adjustable rate mortgage mutual fund, with a carrying value of approximately $11.5 million at June 30, 2004.

         The mortgage originators use intermediaries (generally government agencies and government-sponsored enterprises, but also a variety of private corporate issuers) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Privately issued securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies and are generally less liquid investments. In the absence of an agency guarantee, our policy requires that we purchase only privately-issued mortgage-related securities that have been assigned credit ratings of AA or AAA by the applicable securities rating agencies.

         Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. At June 30, 2004, we had $2.1 million of mortgage-backed securities.

         Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At June 30, 2004, collateralized mortgage obligations comprised $13.6 million of our securities portfolio, all of which were issued or guaranteed by U.S. government agencies or government-sponsored enterprises.

         Other Securities. In addition, at June 30, 2004 we held an approximate investment of $685,000 in Federal Home Loan Bank of Topeka common stock (this amount is not shown in the securities portfolio). As a member of the Federal Home Loan Bank of Topeka, ownership of Federal Home Loan Bank of Topeka common shares is required.

         The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.


                                                                At June 30,
                                                           ---------------------
                                                             2004          2003
                                                           -------       -------
                                                                (In thousands)

Securities Held-to-Maturity:
----------------------------
Mortgage-backed securities and CMOs ................       $15,712       $ 8,599
                                                           -------       -------

Securities Available-for-Sale:
------------------------------
Shay Adjustable-Rate Mortgage Fund(1) ..............        11,490         9,375
                                                           -------       -------

 Total .............................................       $27,202       $17,974
                                                           =======       =======

------------
(1)  Consisting primarily of mortgage-related securities.

         The following table sets forth the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2004. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                                   At June 30, 2004
                                         ----------------------------------------------------------------------------------------
                                            One Year or Less     One to Five Years  Over Five Years       Total Securities
                                         -------------------     -----------------  ---------------  ----------------------------
                                          Carrying    Average    Carrying  Average Carrying Average  Carrying  Average    Market
                                            Value      Yield       Value    Yield    Value   Yield    Value     Yield     Value
                                            -----      -----       -----    -----    -----   -----    -----     -----     -----
                                                                                (Dollars in thousands)
Mortgage-backed securities and
    CMOs.......................           $   305      5.78%      $7,511    3.93%   $7,896    4.48%   $15,712   4.24%    $15,104
Shay Adjustable-Rate
    Mortgage Fund (1)..........            11,490      2.21%          -                  -             11,490   2.21%     11,490
                                          -------      ----       ------    ----    ------    ----    -------   ----     -------
  Total........................           $11,795      2.30%      $7,511    3.93%   $7,896    4.48%   $27,202   3.38%    $26,594
                                          =======      ====       ======    ====    ======    ====    =======   ====     =======

---------------
(1)  Consisting primarily of mortgage-related securities.

Sources of Funds

         General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity of securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the Federal Home Loan Bank) are also used to supplement the amount of funds for lending and investment.

         Deposits. Our current deposit products include checking, savings, money market, savings accounts, and certificates of deposit accounts ranging in terms from thirty days to five years, and individual retirement accounts with terms starting at eighteen months. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         Deposits are obtained primarily from within Osage and Washington Counties, Oklahoma. Traditional methods of advertising are used to attract new customers and deposits, including print and broadcast media, cable TV, direct mail and inserts included with customer statements. We do not currently use deposit brokers.

         The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a weekly survey of general market rates and rates of a selected group of competitors' rates for similar products; (3) our current cost of funds and yield on assets; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the Federal Home Loan Bank. Interest rates are reviewed by senior management on a weekly basis and evaluated by the ALCO committee monthly.

         A large percentage of our deposits are in certificates of deposit. Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

         Deposit Distribution. The following table sets forth the average balance and the weighted average rates for each period on each category of deposits presented.

                                                 Year Ended June 30,
                                        ----------------------------------------
                                              2004               2003
                                        -----------------    -------------------
                                                Weighted            Weighted
                                        Average  Average      Average   Average
                                        Balance    Rate       Balance     Rate
                                        -------    ----       -------     ----
                                                (Dollars in thousands)

Demand deposits...................      $ 3,337    0.00%      $ 2,947     0.00%
Interest-bearing  demand
    and NOW deposits..............        6,509    0.60         6,458     0.89
Money market savings..............       10,309    1.50         8,015     1.83
Savings accounts..................        4,860    0.99         3,879     1.18
Certificates of deposit...........       35,388    3.18        38,766     3.82
                                        -------               -------
    Total deposits................      $60,403    2.26%      $60,065     2.88%
                                        =======               =======

         Jumbo Certificates of Deposit. The following table shows the amount of certificates of deposit of $100,000 or more at Osage Federal, by time remaining until maturity as of June 30, 2004.

                                                         Certificates
               Maturity Period                           of Deposits
               ---------------                           -----------
                                                       (In thousands)

               Within three months                         $ 4,381
               Three through six months                        305
               Six through twelve months                     2,239
               Over twelve months                            6,721
                                                           -------
                                                           $13,646
                                                           =======

         Approximately one-fourth of our deposits of $100,000 or more are municipal deposits for which we are required to pledge securities as collateral. Although these deposits may be subject to competitive bidding, they have been a stable source of funds in the past. No assurance can be given, however, that we will be able to retain these deposits in the future.

         Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank of Topeka. We regularly make use of Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio as part of our growth strategy. Current borrowings are in the form of long-term advances ranging in original terms from three to five years and are laddered with approximately $1.0 million maturing every six months.

         Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities that are obligations of or guaranteed by the U.S. government. At June 30, 2004, our borrowing limit with the Federal Home Loan Bank was approximately $35.5 million. Additional information regarding our Federal Home Loan Bank advances is included under Note 8 of the Notes to the Consolidated Financial Statements.

         The following table sets forth information regarding the balances and rates on our FHLB advances.

                                                              At or for the
                                                           Year Ended June 30,
                                                           -------------------
                                                            2004          2003
                                                            ----          ----
                                                          (Dollars in thousands)

Average balance outstanding, during the period........    $10,983      $11,538
Maximum amount outstanding
  at any month-end during the period..................    $12,600      $13,000
Balance outstanding at end of period..................    $12,600      $11,000
Weighted average interest rate during the period......       5.12%        5.60%
Weighted average interest rate at end of period.......       4.67%        5.46%

Subsidiary Activity

         Osage Federal has no subsidiaries.

Personnel

         As of June 30, 2004, we had 28 full-time employees and two part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

Competition

         We face substantial competition in our attraction of deposits, which are our primary source of funds for lending, and in the origination of loans. Many of our competitors are significantly larger institutions and have greater financial and managerial resources. Our ability to compete successfully is a significant factor affecting our profitability.

         Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking companies for real estate loans, and commercial banks and savings institutions for consumer loans; and face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities.

         Osage Federal is the largest of the three financial institutions that have offices in Pawhuska, Oklahoma. Osage Federal is the sixth largest of the nine financial institutions that are headquartered or have branch offices in Bartlesville, Oklahoma. According to the FDIC data as of June 30, 2003, the latest date for which data is available, Osage Federal has the second largest share of FDIC-insured deposits in Osage County with 14.4% and the fourth largest share in Washington County. Such data does not reflect deposits at credit unions operating in these markets.

                                   REGULATION

         Set forth below is a brief description of certain banking laws governing Osage Federal and Osage Federal Financial, Inc. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Osage Federal and Osage Federal Financial, Inc. operate in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.

Regulation of Osage Federal Financial, Inc.

         General. Osage Federal Financial, Inc. is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act. It is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over Osage Federal Financial, Inc. and any non-savings institution subsidiaries. This permits the Office of Thrift Supervision to restrict or prohibit activities that it determines to be a serious risk to Osage Federal. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Osage Federal Financial, Inc.

         Activities Restrictions. As a savings institution holding company and as a subsidiary holding company of a mutual holding company, Osage Federal Financial, Inc. is subject to statutory and regulatory restrictions on its business activities. The non-banking activities of Osage Federal Financial, Inc. and its non-savings institution subsidiaries are restricted to certain activities specified by Office of Thrift Supervision regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non-banking activity or acquiring a company engaged in any such activities, Osage Federal Financial, Inc. must file with the Office of Thrift Supervision either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.

         Mergers and Acquisitions. Osage Federal Financial, Inc. must obtain approval from the Office of Thrift Supervision before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Osage Federal Financial, Inc. to acquire control of a savings institution, the Office of Thrift Supervision will consider the financial and managerial resources and future prospects of Osage Federal Financial, Inc. and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community (including Osage Federal's performance under the Community Reinvestment Act) and competitive factors.

         Waivers of Dividends by Osage Federal MHC. Office of Thrift Supervision regulations require Osage Federal MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Osage Federal Financial, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings Bank subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings Bank, which restriction, if material, is disclosed in the public financial statements of the savings Bank as a note to the financial statements;
(iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of Financial Accounting Standards No. 5, where the savings Bank determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings Bank in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations.

         We anticipate that Osage Federal MHC will waive dividends paid by Osage Federal Financial, Inc., if any. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Osage Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Osage Federal MHC converts to stock form.

         Conversion of Osage Federal MHC to Stock Form. Office of Thrift Supervision regulations permit Osage Federal MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion. In a second step conversion a new holding company would be formed as the successor to Osage Federal Financial, Inc., Osage Federal MHC's corporate existence would end, and certain depositors of Osage Federal would receive the right to subscribe for shares of the new holding company. In a second step conversion, each share of common stock held by stockholders other than Osage Federal MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that Osage Federal Financial, Inc. stockholders own the same percentage of common stock in the new holding company as they owned in Osage Federal Financial, Inc. immediately prior to the second step conversion. Under Office of Thrift Supervision regulations, Osage Federal Financial, Inc. stockholders would not be diluted because of any dividends waived by Osage Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Osage Federal MHC converts to stock form. The total number of shares held by Osage Federal Financial, Inc. stockholders after a second step conversion also would be increased by any purchases by Osage Federal Financial, Inc. stockholders in the stock offering of the new holding company conducted as part of the second step conversion.

Regulation of Osage Federal

         General. As a federally chartered, Federal Deposit Insurance Corporation-insured savings bank, Osage Federal is subject to extensive regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentages of various types of loans and investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank's mortgage documents.

         Osage Federal must file reports with the Office of Thrift Supervision concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers with or acquisitions of other financial institutions. The Office of Thrift Supervision regularly examines Osage Federal and prepares reports to Osage Federal's Board of Directors on deficiencies, if any, found in its operations.

         Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation administers two separate deposit insurance funds. Generally, the Bank Insurance Fund insures the deposits of commercial banks and the Savings Association Insurance Fund insures the deposits of savings institutions. The Federal Deposit Insurance Corporation is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the Bank Insurance Fund or the Savings Association Insurance Fund or to fund the administration of the Federal Deposit Insurance Corporation. In addition, the Federal

Deposit Insurance Corporation is authorized to levy emergency special assessments on Bank Insurance Fund and Savings Association Insurance Fund members. The assessment rate for most savings institutions, including Osage Federal, is currently 0%.

         In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance
Corporation to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

         Regulatory Capital Requirements. Office of Thrift Supervision capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and
(3) risk-based capital equal to 8% of total risk-weighted assets.

         In addition, the Office of Thrift Supervision may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take action to increase its capital ratios. If the savings institution's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the Office of Thrift Supervision may restrict its activities.

         Tier 1 capital is defined as common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual savings banks. Osage Federal does not have any subsidiaries, non-withdrawable accounts or pledged deposits. Tier 1 capital is reduced by an institution's intangible assets, with limited exceptions for certain servicing rights, interest-only strips and purchased credit card relationships. Core capital is further reduced by an amount equal to the savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiaries that are depository institutions or their holding companies.

         Total capital equals the sum of Tier 1 and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses (up to 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of Tier 1 capital. For purposes of determining total capital, a savings institution's assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans. A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

         Prompt  Corrective  Regulatory  Action.  Under  the  Office  of  Thrift
Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within forty-five days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of
Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Dividend and Other Capital Distribution Limitations. The Office of Thrift Supervision imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings institution that is a subsidiary of a savings and loan holding company, such as Osage Federal, must file an application or a notice with the Office of Thrift Supervision at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the Office of Thrift Supervision; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not be adequately capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the Office of Thrift Supervision or applicable regulations.

         The Office of Thrift Supervision may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

         Osage Federal will be required to file a capital distribution notice or application with the Office of Thrift Supervision before paying any dividend to Osage Federal Financial, Inc. However, capital distributions by Osage Federal Financial, Inc., as a savings and loan holding company, will not be subject to the Office of Thrift Supervision capital distribution rules.

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a "domestic building and loan Bank" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners' Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. Osage Federal met the qualified thrift lender test as of June 30, 2004 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

         Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, extensions of credit to affiliates and purchases from affiliates are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

         Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including Osage Federal, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the Office of Thrift Supervision to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by Osage Federal. An unsatisfactory Community Reinvestment Act examination rating may be used by the Office of Thrift Supervision as the basis for the denial of an application. Osage Federal received a satisfactory Community Reinvestment Act rating in its most recent Community Reinvestment Act examination by the Office of Thrift Supervision.

         Federal Home Loan Bank System. Osage Federal is a member of the Federal Home Loan Bank of Topeka, which is one of twelve regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by the board of directors of the Federal Home Loan Bank.

         As a member, Osage Federal is required to purchase and maintain stock in the Federal Home Loan Bank of Topeka in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of Federal Home Loan Bank advances. We are in compliance with this requirement. The Federal Home Loan Bank imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

         The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future.

Item 2.   Description of Property
-------   -----------------------

         At June 30, 2004, our net investment in property and equipment totaled $1.3 million. We use an outside service company for data processing. The following table sets forth the location of our main office and branch office, the year the offices were opened and the net book value of each office.

                                         Year
                                       Facility    Leased or  Net Book Value at
  Office Location                       Opened       Owned      June 30, 2004
  ---------------                       ------       -----      -------------
                                                                (In thousands)

  Main Office                            1978        Owned           $714
  239 East Main Street
  Pawhuska, OK  74056

  Branch Office                          1991        Owned           $457
  3309 S.E. Frank Phillips Boulevard
  Bartlesville, OK  74005

Item 3.   Legal Proceedings
-------   -----------------

         Osage Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the bank. There were no lawsuits pending or known to be contemplated against Osage Federal at June 30, 2004 that would have a material effect on our financial condition, operations, income or cash flows.

Item 4.   Submission of Matters to a Vote of Security-Holders
-------   ---------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2004.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
-------   --------------------------------------------------------

         (a) The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2004 filed as Exhibit 13 to this Annual Report on Form 10-KSB (the "Annual Report") is incorporated herein by reference.

         (b) Not applicable.

         (c) Not applicable.

Item 6.   Management's Discussion and Analysis or Plan of Operation
-------   ---------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-------  --------------------

         The Company's consolidated financial statements are incorporated herein by reference from the Annual Report.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

Item 8A.  Controls and Procedures.
--------  ------------------------

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

Item 8B.  Other Information.
--------  ------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
------- ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics will be provided to any person without charge upon written request to Sue Allen Smith, Chief Financial Officer, Osage Federal Financial, Inc., 239 East Main Street, Pawhuska, Oklahoma 74056.

Item 10.  Executive Compensation
--------  ----------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

         (a)   Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the Section captioned "Principal Holders" of the Proxy Statement.

         (b)   Security Ownership of Management

               Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

         (c)   Changes in Control

               Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)   Securities Authorized for Issuance Under Equity Compensation
               Plans

               The information required by this item is set forth below.

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                 (a)                   (b)                         (c)
                                                                                            Number of securities
                                          Number of securities      Weighted-average       remaining available for
                                            to be issued upon      exercise price of     future issuance under equity
                                               exercise of            outstanding       compensation plans (excluding
                                          outstanding options,     options, warrants       securities reflected in
                                           warrants and rights         and rights                column (a))
                                           -------------------         ----------                -----------
    Equity compensation plans
      approved by security holders                na                    na                          na

    Equity compensation plans
      not approved by security
      holders                                     na                    na                          na

         TOTAL                                    na                    na                          na


Item 12.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13.   Exhibits
--------   --------

         The following exhibits are either filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference:

         No.      Description
         ---      -----------
         3.1      Charter of Osage Federal Financial, Inc. *
         3.2      Bylaws of Osage Federal Financial, Inc. *
         4        Form of Stock Certificate of Osage Federal Financial, Inc. *
         10.1+    Executive Salary Continuation Plan and Split Dollar Agreements with Mark S. White**
         10.2+    Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger**
         10.3+    Executive Salary Continuation Plan and Split Dollar Agreements with Martha Hayes**
         10.4+    Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen Smith**
         10.5+    Director Supplemental Income Plan and Split Dollar Agreements with Mark A. Formby**
         10.6+    Director Supplemental Income Plan and Split Dollar Agreements with Harvey Payne**
         10.7+    Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan **
         13       Annual Report to Shareholders for the fiscal year ended June 30, 2004
         21       Subsidiaries of the Registrant
         23       Consent of Independent Auditors
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification

--------------
+    Management  or  compensatory  plan  required to be filed as an  exhibit.  *
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-111219) originally filed with the Securities and Exchange Commission on December 16, 2003.
** Incorporated by reference from Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 14, 2004.

Item 14.   Principal Accountant Fees and Services
--------   --------------------------------------

         The   information   set  forth  under  the  caption   "Proposal  IV  --
Ratification of Independent Auditors" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OSAGE FEDERAL FINANCIAL, INC.

Date:   September 22, 2004            By:  /s/Mark S. White
                                           -------------------------------------
                                           Mark S. White
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/Mark S. White                                     Date:     September 22, 2004
      ------------------------------------------------
      Mark S. White
      President, Chief Executive Officer and Director
      (Principal Executive Officer)

By:   /s/Milton V. Labadie                                 Date:     September 22, 2004
      ------------------------------------------------
      Milton V. Labadie
      Chairman of the Board and Director

By:   /s/Sue Allen Smith                                   Date:     September 22, 2004
      ------------------------------------------------
      Sue Allen Smith
      Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)

By:   /s/Mark A. Formby                                    Date:     September 22, 2004
      ------------------------------------------------
      Mark A. Formby
      Director

By:   /s/Martha M. Hayes                                   Date:     September 22, 2004
      ------------------------------------------------
      Martha M. Hayes
      Director

By:   /s/Harvey Payne                                      Date:     September 22, 2004
      ------------------------------------------------
      Harvey Payne
      Director

By:   /s/Gary Strahan                                      Date:     September 22, 2004
      ------------------------------------------------
      Gary Strahan
      Director

By:   /s/Richard Trolinger                                 Date:     September 22, 2004
      ------------------------------------------------
      Richard Trolinger
      Director