Form 10QSB
period 2004-09-30
OSAGE FEDERAL FINANCIAL INC
filed 2004-11-15
CIK 1272771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 0-50666

                          OSAGE FEDERAL FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         UNITED STATES                                        27-0080039
-------------------------------------                  ------------------------
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

     As of September 30, 2004, there were 2,281,313 shares of the Registrant's common stock, par value $.10 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one):
         Yes   X  No
     ---      ---

                          OSAGE FEDERAL FINANCIAL, INC.

                               PAWHUSKA, OKLAHOMA

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2004 (Unaudited)
  and June 30, 2004                                                           3
Consolidated Statements of Income - (Unaudited) for the three months
  ended September 30, 2004 and 2003                                           4
Consolidated Statements of Cash Flows - (Unaudited) for the three
  months ended September 30, 2004 and 2003                                    5
Notes to Consolidated Financial Statements (Unaudited)                        7

Item 2.  Management's Discussion and Analysis or Plan of Operation            9

Item 3.  Controls and Procedures                                             13

PART II. OTHER INFORMATION
-------

Item 6.  Exhibits                                                            14

Signatures                                                                   15

ITEM 1.  FINANCIAL STATEMENTS

                          OSAGE FEDERAL FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                  SEPTEMBER 30,        JUNE 30,
                                                                                      2004               2004
                                                                                ------------------ ------------------
                                                                                   (unaudited)
    Cash and due from banks                                                       $      561,605     $      573,913
    Interest bearing deposits with banks                                                 896,374          1,019,078
                                                                                   -------------      -------------

        Cash and cash equivalents                                                      1,457,979          1,592,991

    Available-for-sale securities                                                     11,559,429         11,490,050
    Held-to-maturity securities                                                       14,311,275         15,711,809
    Mortgage loans held for sale                                                         579,025                 --
    Loans, net                                                                        58,409,860         55,495,751
    Premises and equipment                                                             1,295,710          1,318,857
    Foreclosed assets held for sale, net                                                   2,103                 --
    Interest receivable                                                                  340,655            319,708
    Federal Home Loan Bank stock, at cost                                                756,800            685,000
    Income taxes refundable                                                                   --             70,403
    Bank owned life insurance                                                          1,954,472          1,934,045
    Other                                                                                259,476            272,465
                                                                                   -------------      -------------

               Total assets                                                       $   90,926,784     $   88,891,079
                                                                                   =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits                                                                  $   61,078,905     $   61,666,634
        Federal Home Loan Bank advances                                               15,000,000         12,600,000
        Advances from borrowers held in escrow                                           919,285            689,065
        Accrued interest and other liabilities                                           104,232            220,504
        Deferred income taxes                                                             99,539            112,982
                                                                                   -------------      -------------

               Total liabilities                                                      77,201,961         75,289,185
                                                                                   -------------      -------------

    COMMITMENTS AND CONTINGENCIES                                                             --                 --

    STOCKHOLDERS' EQUITY
        Preferred stock, $.10 par value (5,000,000 shares authorized;
          none outstanding)                                                                   --                 --
        Common stock, $.10 par value (20,000,000 shares authorized;
             2,281,313 shares issued and outstanding at September 30,
          2004 and June 30, 2004)                                                        228,131            228,131
        Additional paid-in capital                                                     6,188,947          6,188,947
        Retained earnings                                                              7,933,631          7,810,673
        Unallocated ESOP shares                                                         (547,510)          (547,510)
        Accumulated other comprehensive loss                                             (78,376)           (78,347)
                                                                                   --------------     --------------

               Total stockholders' equity                                             13,724,823         13,601,894
                                                                                   -------------      -------------

               Total liabilities and stockholders' equity                         $   90,926,784     $   88,891,079
                                                                                   =============      =============

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                         THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                --------------------------------
                                                                                    2004               2003
                                                                                ------------       -------------
 INTEREST INCOME                                                                           (unaudited)
     Loans                                                                     $     942,180      $      848,017
     Available-for-sale securities                                                    69,426              51,114
     Held-to-maturity securities                                                     148,141              84,690
     Deposits with other financial institutions                                        1,277              17,121
     Other                                                                             6,888               5,888
                                                                                ------------       -------------
        Total interest income                                                      1,167,912           1,006,830
                                                                                ------------       -------------

 INTEREST EXPENSE
     Deposits                                                                        333,689             354,342
     Advances from Federal Home Loan Bank                                            164,533             150,421
                                                                                ------------       -------------
        Total interest expense                                                       498,222             504,763
                                                                                ------------       -------------

 NET INTEREST INCOME                                                                 669,690             502,067
 Provision for loan losses                                                                --                  --
                                                                                ------------       -------------
 Net interest income after provision for loan losses                                 669,690             502,067
                                                                                ------------       -------------

 NONINTEREST INCOME
     Service charges on deposit accounts                                             100,824              88,411
     Other service charges and fees                                                   14,936              16,270
     Gain on sale of mortgage loans                                                   17,013             125,743
     Net loan servicing fees                                                           7,571                 835
     Other income                                                                     30,224               6,114
                                                                                ------------       -------------
        Total noninterest income                                                     170,568             237,373
                                                                                ------------       -------------

 NONINTEREST EXPENSE
     Salaries and employee benefits                                                  346,649             317,479
     Net occupancy expense                                                            73,850              72,426
     Deposit insurance premium                                                         2,548               2,403
     Other operating expenses                                                        176,205             169,762
                                                                                ------------       -------------
        Total noninterest expense                                                    599,252             562,070
                                                                                ------------       -------------

 INCOME BEFORE INCOME TAXES                                                          241,006             177,370

 PROVISION FOR INCOME TAXES                                                           83,828              67,497
                                                                                ------------       -------------

 NET INCOME                                                                    $     157,178      $      109,873
                                                                                ============       =============

 BASIC AND DILUTED EARNINGS PER SHARE                                          $        0.07                  NA
                                                                                ============       =============

 CASH DIVIDENDS PAID PER SHARE                                                 $        0.05                  NA
                                                                                ============       =============


See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                      2004               2003
                                                                                ------------------ ------------------
    OPERATING ACTIVITIES                                                                    (unaudited)
        Net income                                                              $       157,178    $        109,873
        Items not requiring (providing) cash
           Depreciation                                                                  31,284              34,705
           Amortization                                                                  30,711              35,380
           Deferred income taxes                                                        (13,425)             (5,986)
           Gain on sale of mortgage loans                                               (17,013)           (125,743)
           Gain on sale of foreclosed assets held for sale                                 (391)               (178)
           Dividends on available-for-sale mutual funds                                 (69,426)            (51,114)
           Stock dividends on Federal Home Loan Bank stock                               (6,800)                 --
           Increase in cash surrender value of bank owned life insurance                (20,427)                 --
        Originations of loans held for delivery against commitments                  (2,210,867)         (7,688,242)
        Proceeds from nonrecourse sale of loans held for delivery against
          commitments                                                                 1,642,066           9,025,841
        Changes in
           Interest receivable                                                          (20,947)              7,941
           Other assets                                                                    (268)            (18,003)
           Accrued interest and other liabilities                                       (45,869)             88,404
                                                                                  --------------     --------------

               Net cash provided by (used in) operating activities                     (544,194)          1,412,878
                                                                                  --------------     --------------

    INVESTING ACTIVITIES
        Net change in loans                                                          (2,932,520)           (893,880)
        Purchases of premises and equipment                                              (8,137)             (2,361)
        Purchase of Federal Home Loan Bank stock                                        (65,000)                 --
        Proceeds from sale of foreclosed assets                                          16,699               2,100
        Purchases of available-for-sale securities                                           --          (2,000,000)
        Proceeds from maturities and paydowns of held-to-maturity
          securities                                                                  1,389,869           3,569,863
        Purchases of held-to-maturity securities                                             --          (3,948,798)
                                                                                  -------------      --------------

               Net cash  used in investing activities                                (1,599,089)         (3,273,076)
                                                                                  --------------     --------------

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                         THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                      2004               2003
                                                                                ------------------ ------------------
                                                                                            (Unaudited)
    FINANCING ACTIVITIES
        Net increase (decrease)  in demand, money market, NOW and savings
          deposits                                                              $      (497,394)   $        688,989
        Net decrease in certificates of deposit                                         (90,335)         (2,142,697)
        Net increase in Federal Home Loan Bank line of credit                           400,000                  --
        Proceeds from Federal Home Loan Bank advances                                 4,000,000                  --
        Repayments of Federal Home Loan Bank advances                                (2,000,000)                 --
        Net increase  in advances from borrowers held in escrow                         230,220              82,049
        Payment of dividends                                                            (34,220)                 --
                                                                                  -------------      --------------

               Net cash provided by (used in) financing activities                    2,008,271          (1,371,659)
                                                                                  -------------      ---------------

    DECREASE IN CASH AND CASH EQUIVALENTS                                              (135,012)         (3,231,857)

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,592,991          10,114,000
                                                                                  -------------      --------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     1,457,979    $      6,882,143
                                                                                  =============      ==============

    SUPPLEMENTAL CASH FLOWS INFORMATION

        Real estate and other assets acquired in settlement of loans            $        18,844    $          1,922

        Interest paid                                                           $       498,111    $        501,309

        Income taxes paid                                                       $            --    $         12,509

        Mutual fund dividends reinvested                                        $        69,426    $         51,114

                          OSAGE FEDERAL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OSAGE FEDERAL FINANCIAL, INC.

     Osage Federal Financial, Inc. (the "Company") was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank (the "Bank") in connection with the Bank's mutual holding company reorganization. On March 31, 2004, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company. The Company sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. At September 30, 2004, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for periods prior to September 30, 2004.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of income and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The balance sheet of the Company as of June 30, 2004 has been derived from the audited balance sheet of the Bank as of that date. The statements of income for periods presented is not necessarily indicative of the results which may be expected for the entire year.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

3.   EARNINGS PER SHARE

     Earnings per share (EPS) were computed as follows for the quarter ended September 30, 2004. Since the Company did not have stockholders prior to April 1, 2004, earlier earnings per share disclosures would not be meaningful:

         Net income                                            $ 157,178
                                                               ---------

         Average common shares outstanding                     2,226,562
                                                               ---------

         Basic and diluted earnings per share                  $    0.07
                                                               =========

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

     The Company contributed approximately 50% of the proceeds of the offering to the Bank. The Company also lent its employee stock ownership plan cash to enable the plan to buy 8% of the shares issued in the offering to persons other than the MHC. The balance will be retained as the Company's initial capitalization and may be used for general business purposes, including the purchase of investment securities, repurchasing shares of its common stock and paying dividends. The funds received by the Bank will be used for general business purposes, including originating loans and purchasing securities.

     Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At September 30, 2004, $426,900 in such costs had been incurred.

5.   OTHER COMPREHENSIVE INCOME

     Other comprehensive income is comprised of the following:

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                      2004               2003
                                                                    --------           --------
                                                                           (Unaudited)
    NET INCOME                                                       $157,178          $109,873
                                                                     --------          --------
    OTHER COMPREHENSIVE INCOME (LOSS)
        Unrealized gain (loss) on available-for-sale
          securities, net of income taxes                                 (29)          (33,806)
                                                                     --------          --------
    COMPREHENSIVE INCOME                                             $157,149          $ 76,067
                                                                     ========          ========

6.   RECENT ACCOUNTING PRONOUNCEMENT

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) previously issued EITF Issue 03-1, "The Meaning of
     Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue 03-1 provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." EITF Issue 03-1 attempts to better define whether impairment losses should be recognized on available-for-sale securities prior to sale of the securities. It provides guidance for evaluating whether and when unrealized losses should be deemed "other-than-temporary," requiring immediate recognition of losses through earnings. In addition, EITF 03-1 requires financial statement disclosure for impaired securities on which an impairment loss has not been recognized, including the amount of unrealized loss and the term of that impairment. Certain portions of EITF 03-1 have been delayed in order for the FASB Staff to provide implementation guidance and clarify several issues that were raised by interested parties during the public comment period. The Company is monitoring developments related to this EITF Issue.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND JUNE 30, 2004

     Our total assets increased by $2.0 million to $90.9 million at September 30, 2004 from $88.9 million at June 30, 2004 primarily due to a $2.9 million, or 5.3% increase in loans receivable, net. Loans receivable, net increased to $58.4 million at September 30, 2004 from $55.5 million at June 30, 2004. This increase in loans receivable, net primarily resulted from a $1.1 million, or 2.5%, increase in one- to four-family mortgages. Other loans, including nonresidential and land loans, increased $1.1 million, or 21.1%, to $6.1 million at September 30, 2004 from $5.0 million at June 30, 2004. A significant part of this increase was a $550,000 loan made to a local church. Loans held for sale were $579,000 at September 30, 2004. There were no loans held for sale at June 30, 2004. We are selling some of our one- to four-family loans in the secondary market where we anticipate the borrower will be in the home for a long period of time. Cash and cash equivalents decreased to $1.5 million (consisting primarily of our Federal Home Loan Bank ("FHLB") demand account) at September 30, 2004 from $1.6 million at June 30, 2004. Total securities decreased to $25.9 million at September 30, 2004 from $27.2 million at June 30, 2004, reflecting primarily a $1.4 million or 8.9% decrease in collateralized mortgage obligations and mortgage-backed securities from normal paydowns.

     Our total liabilities increased $1.9 million, or 2.5% mostly due to an increase in FHLB advances to $15.0 million at September 30, 2004, from $12.6 million at June 30, 2004, a $2.4 million, or 19.0% increase. Deposits decreased $590,000 to $61.1 million at September 30, 2004. A $1.4 million decline in money market savings accounts was partially offset by a $1.0 million increase in NOW and non-interest-bearing accounts. The money market savings decline had been anticipated, and is a result of disbursement of public funds on local projects. There have also been transfers of balances to our new high-yield checking account. There were small declines in certificates of deposit and passbook savings accounts.

     Stockholders' equity increased $123,000 to $13.7 million at September 30, 2004 from $13.6 million at June 30, 2004, primarily due to income of $157,000 for the three months ended September 30, 2004. The Company paid a cash dividend of $0.05 per share to stockholders other than Osage Federal MHC, or $34,000, in the quarter ending September 30, 2004.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     GENERAL. Net income for the three months ended September 30, 2004 was $157,000, a $47,000, or 43.1%, increase compared to net income of $110,000 for the three months ended September 30, 2003. The increase in net income resulted mainly from an increase in net interest income, partly offset by a decrease in noninterest income and an increase in noninterest expense.

     INTEREST INCOME. Total interest income increased by $161,000, or 16.0%, to $1.2 million for the three months ended September 30, 2004 from $1.0 million for the same period in 2003 primarily due to a 15 basis point increase in average yield on interest-earning assets, The yield on earning assets for the period was 5.39% compared to a yield of 5.24% in the same period in 2003. The average balance of total interest-earning assets increased $10.0 million from the three months ended September 30, 2003.

     The primary factor for the increase in interest income was a $94,000, or 11.1%, increase in interest from loans. Average loans increased $9.4 million, or 19.6%, from $48.0 million in 2003 to $57.4 million in 2004. Partially offsetting this balance change was a 46 basis point decline in the average yield on loans to 6.54% for the 2004 period from 7.00% in the 2003 period, reflecting decreased market rates of interest and repayments of higher yielding mortgages.

     Our average investment portfolio and cash investments totaled $28.2 million for the three months ended September 30, 2004, a $622,000 or 2.3% increase from the same period in 2003. The yield on these investments improved to 3.09% compared to 2.20% in 2003. This yield increase is attributable to investing most excess cash in mortgage-backed securities, which typically earn a higher yield than cash investments.

     INTEREST EXPENSE. Total interest expense decreased $7,000, or 1.3%, to $498,000 for the three months ended September 30, 2004 from $505,000 for the three months ended September 30, 2003. The decrease in interest expense resulted from a 30 basis point decrease in the average cost of interest-bearing liabilities partially offset by a $6.4 million, or 9.7%, increase in the average balance, to $72.6 million for the 2004 period compared to $66.2 million for the 2003 period. The decrease in the average cost of interest-bearing liabilities was a result of the continued decline in market rates of interest during 2004 and 2003 and was also attributable in part to a $1.4 million, or 3.8% decrease in the average balance of certificates of deposit, to $34.9 million for the 2004 period from $36.3 million for the 2003 period. The decrease in the average balance of certificates of deposit was offset by increases in the average balances of all other deposit categories except savings. The primary increase was in money market accounts, for which the average balance increased $4.1 million, or 49.4%, to $12.4 million for the 2004 period from $8.3 million for the 2003 period. The concentration of the increase in average interest-bearing liabilities in the money market accounts, which are lower cost liabilities than certificates of deposit, resulted in a change in the mix of the deposit base to favor a lower cost of funds. Consumers have generally been reluctant to lock in current rates on certificates of deposit, and in many cases have chosen the liquidity of money market savings accounts instead.

     Interest expense on FHLB advances increased $14,000 for the three months ended September 30, 2004, or 9.4%, compared to the three months ended September 30, 2003, reflecting an increase in the average balance of advances to $13.8 million for the 2004 period from $11.0 million for the 2003 period, partially offset by a 67 basis point decrease in the average cost.

     NET INTEREST INCOME. Net interest income increased by $168,000, or 33.4%, to $670,000 for the three months ended September 30, 2004 from $502,000 for the three months ended September 30, 2003. The net interest rate spread increased to 2.66% for the 2004 period from 2.21% for the 2003 period, while the net interest margin increased to 3.09% from 2.61%. The increases in spread and margin reflect our retention of some one- to four-family mortgages, and reducing our lower-yielding balances at depository institutions.

     PROVISION FOR LOAN LOSSES. There were no provisions for loan losses for either the three months ended September 30, 2004 or 2003. There were less than $1,000 of charge-offs and no recoveries in the three months ended September 30, 2004, and no charge-offs or recoveries in the three months ended September 30, 2003. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

     The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $408,000 at September 30, 2004 and $409,000 at September 30, 2003, and as a percentage of total loans outstanding was 0.68%. and 0.83% at September 30, 2004 and 2003, respectively. The ratio is mainly reflective of the increase in total loans outstanding.

     Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2004 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the level of loan losses will be sufficient to offset any future loan losses.

     NONINTEREST INCOME. Noninterest income decreased to $171,000 for the three months ended September 30, 2004 from $237,000 for the three months ended September 30, 2003. There were $17,000 of gains on the sale of mortgages for the three months ended September 30, 2004 compared to $126,000 of gains recorded for the three months ended September 30, 2003. Due to our additional capital received in the mutual holding company reorganization, we have made a strategic decision to retain most of our originated mortgages, but we periodically sell those loans that we anticipate will have longer lives. By retaining most mortgages, we have increased our net interest margin. Net loan servicing fees increased $7,000 for the two periods, due to lower amortization of mortgage servicing rights. In the prior year's quarter, we were amortizing a more significant amount of mortgage servicing rights that we had recorded on loans we sold to Freddie Mac, due to faster paydowns These gradually became completely amortized, reducing our current expense. Other non-interest income increased to $30,000 for the three months ended September 30, 2004 compared to $6,000 for the three months ended September 30, 2003. We began recognizing income related to the net change in the cash surrender value of bank-owned life insurance that we purchased in the third quarter of fiscal 2004. This income was $20,000 for the current quarter.

     NONINTEREST EXPENSE. Noninterest expense was $599,000 for the three months ended September 30, 2004, increasing $37,000 from $562,000 for the three months ended September 30, 2003. Salaries and benefits increased $29,000, or 9.2%. Normal year-end salary increases accounted for approximately $6,000 of this change, and benefit expense associated with a deferred compensation plan was $15,000.

This expense was recognized for the first time in the third quarter of 2004. Additional expense of $7,000 for the employee stock ownership plan was recorded this quarter. Other operating expenses increased $6,000 primarily as a result of a $19,000 increase in audit and other SEC filing expenses, partially offset by a decrease in loan expense of $8,000 due to lower fees paid to Freddie Mac.

     Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and the potential stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased $16,000, or 24.2%, reflecting an increase in pretax income. The effective tax rate was 35% for the three months ended September 30, 2004, and 38% for the three months ended September 30, 2003. The decline in our effective tax rate primarily reflects income attributable to the increase in the cash surrender value of bank-owned life insurance which is not treated as income for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     We are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound banking operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

     Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, scheduled payments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize FHLB advances to leverage our capital base and provide a portion of the funding needed to manage the interest rate risk presented by our core business of attracting and retaining retail deposits to fund mortgage and consumer loans. On March 31, 2004, we raised additional capital of $5.9 million, net of a $548,000 loan made to the Osage Federal Employees' Stock Ownership Plan, and $100,000 paid to capitalize the Mutual Holding Company. This additional capital was originally invested in mortgage-backed securities.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At September 30, 2004, the total approved loan origination commitments outstanding amounted to $2.7 million. At the same date, construction loans in process were $1.5 million. We had commitments to sell loans to Freddie Mac of $1.2 million Certificates of deposit scheduled to mature in one year or less at September 30, 2004, totaled $18.0 million. Although the average cost of deposits decreased throughout 2003 and 2004, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions.

Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at September 30, 2004, our total collateralized borrowing limit was $37.6 million of which we had $15.0 million outstanding, giving us the ability at September 30, 2004 to borrow an additional $22.6 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

ITEM 6.  EXHIBITS

         The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

         NUMBER   DESCRIPTION
         3(i)     Articles of Incorporation * 3(ii) Bylaws *
         4        Form of Common Stock Certificate *
         10.1     Executive Salary Continuation Plan and Split Dollar Agreements
                     with Mark S. White**
         10.2     Executive Salary Continuation Plan and Split Dollar Agreements
                     with Richard Trolinger**
         10.3     Executive Salary Continuation Plan and Split Dollar Agreements
                     with Martha Hayes**
         10.4     Executive Salary Continuation Plan and Split Dollar Agreements
                     with Sue Allen Smith**
         10.5     Director Supplemental Income Plan and Split Dollar Agreements
                     with Mark A. Formby**
         10.6     Director Supplemental Income Plan and Split Dollar Agreements
                     with Harvey Payne**
         10.7     Director Supplemental Income Plan and Split Dollar Agreements
                     with Gary Strahan**
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                     Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                     Officer
         32       Section 1350 Certification
         ---------------
         *  Incorporated  by  reference  from  the   Registrant's   Registration
            Statement  on Form  SB-2  (File No.  333-111219).
         ** Incorporated by reference from the Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OSAGE FEDERAL FINANCIAL, INC.



Date: November 15, 2004             /s/ Mark S. White
                                    -------------------------------------------
                                    Mark S. White, President
                                    (Duly Authorized Representative)


Date: November 15, 2004             /s/ Sue Allen Smith
                                    --------------------------------------------
                                    Sue Allen Smith, Vice President
                                    (Principal Financial Officer)