Form 10QSB
period 2004-12-31
OSAGE FEDERAL FINANCIAL INC
filed 2005-02-14
CIK 1272771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 0-50666
                                                -------

                          OSAGE FEDERAL FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         UNITED STATES                                         27-0080039
-------------------------------                           ----------------------
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

     As of December 31, 2004, there were 2,281,313 shares of the Registrant's common stock, par value $.10 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one):

      Yes  X   No
---       ---

                          OSAGE FEDERAL FINANCIAL, INC.

                               PAWHUSKA, OKLAHOMA

                                      INDEX

                                                                                              PAGE
                                                                                              ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

Consolidated  Balance  Sheets as of December 31, 2004  (Unaudited)  and June 30, 2004           3
Consolidated  Statements of Income -  (Unaudited)  for the three and six
   months ended December 31, 2004 and 2003                                                      4
Consolidated Statements of Cash Flows - (Unaudited) for the six months ended
   December 31, 2004 and 2003                                                                   5
Notes to Consolidated Financial Statements (Unaudited)                                          7

Item 2.  Management's Discussion and Analysis or Plan of Operation                              11

Item 3.  Controls and Procedures                                                                16

PART II. OTHER INFORMATION
-------

Item 4.  Submission of Matters to a Vote of Security Holders                                    17

Item 6.  Exhibits                                                                               18

Signatures                                                                                      19


ITEM 1.  FINANCIAL STATEMENTS

                          OSAGE FEDERAL FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                    DECEMBER 31,         JUNE 30,
                                                                                       2004               2004
                                                                                  --------------     --------------
                                                                                   (unaudited)
    Cash and due from banks                                                       $      505,099     $      573,913
    Interest bearing deposits with banks                                                 937,422          1,019,078
                                                                                   -------------      -------------

        Cash and cash equivalents                                                      1,442,521          1,592,991

    Available-for-sale securities                                                     11,624,897         11,490,050
    Held-to-maturity securities                                                       12,982,560         15,711,809
    Mortgage loans held for sale                                                          85,405                 --
    Loans, net                                                                        60,794,750         55,495,751
    Premises and equipment                                                             1,274,718          1,318,857
    Interest receivable                                                                  333,788            319,708
    Federal Home Loan Bank stock, at cost                                                764,500            685,000
    Income taxes refundable                                                                   --             70,403
    Bank owned life insurance                                                          1,974,899          1,934,045
    Other                                                                                245,334            272,465
                                                                                   -------------      -------------

               Total assets                                                       $   91,523,372     $   88,891,079
                                                                                   =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits                                                                  $   61,814,013     $   61,666,634
        Federal Home Loan Bank advances                                               15,000,000         12,600,000
        Advances from borrowers held in escrow                                           434,836            689,065
        Accrued interest and other liabilities                                           281,323            220,504
        Deferred income taxes                                                            101,684            112,982
                                                                                   -------------      -------------

               Total liabilities                                                      77,631,856         75,289,185
                                                                                   -------------      -------------

    COMMITMENTS AND CONTINGENCIES                                                             --                 --

    EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP                                        69,397                 --

    STOCKHOLDERS' EQUITY
        Preferred stock, $.10 par value (5,000,000 shares authorized;
          none outstanding)                                                                   --                 --
        Common stock, $.10 par value (20,000,000 shares authorized;
          2,281,313 shares issued and outstanding at December 31, 2004 and June 30, 2004, net of 6,077 allocated ESOP shares
          at December 31, 2004)                                                          222,656            222,656
        Additional paid-in capital                                                     5,646,912          5,646,912
        Retained earnings                                                              8,036,994          7,810,673
        Accumulated other comprehensive loss                                             (84,443)           (78,347)
                                                                                   --------------     -------------
               Total stockholders' equity                                             13,822,119         13,601,894
                                                                                   -------------      -------------

               Total liabilities and stockholders' equity                         $   91,523,372     $   88,891,079
                                                                                   =============      =============

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           DECEMBER 31,              DECEMBER 31,
                                                      -----------------------   -----------------------
                                                        2004          2003        2004         2003
                                                      ----------   ----------   ----------   ----------
    INTEREST INCOME                                          (unaudited)              (unaudited)
        Loans                                         $  963,542   $  830,233   $1,905,722   $1,678,250
        Available-for-sale securities                     75,253       61,467      144,679      112,581
        Held-to-maturity securities                      135,878       90,302      284,019      174,992
        Deposits with other financial institution          2,687        9,728        3,964       26,849
        Other                                              7,791        5,889       14,679       11,777
                                                      ----------   ----------   ----------   ----------
           Total interest income                       1,185,151      997,619    2,353,063    2,004,449
                                                      ----------   ----------   ----------   ----------
    INTEREST EXPENSE
        Deposits                                         337,922      333,619      671,611      687,961
        Advances from Federal Home Loan Bank             161,979      144,453      326,512      294,874
                                                      ----------   ----------   ----------   ----------
           Total interest expense                        499,901      478,072      998,123      982,835
                                                      ----------   ----------   ----------   ----------
    NET INTEREST INCOME                                  685,250      519,547    1,354,940    1,021,614
    Provision for loan losses                                 --           --           --           --
                                                      ----------   ----------   ----------   ----------
    Net interest income after provision for loan
       losses                                            685,250      519,547    1,354,940    1,021,614
                                                      ----------   ----------   ----------   ----------

    NONINTEREST INCOME
        Service charges on deposit accounts               86,121       92,580      186,945      180,991
        Other service charges and fees                    14,359       17,983       29,295       34,253
        Gain on sale of mortgage loans                    15,084       17,862       32,097      143,605
        Net loan servicing fees                            8,523        6,965       16,094        7,800
        Other income                                      29,468        5,478       59,692       11,592
                                                      ----------   ----------   ----------   ----------
           Total noninterest income                      153,555      140,868      324,123      378,241
                                                      ----------   ----------   ----------   ----------

    NONINTEREST EXPENSE
        Salaries and employee benefits                   359,918      312,260      706,567      629,739
        Net occupancy expense                             65,087       74,098      138,937      146,524
        Deposit insurance premium                          2,330        2,226        4,878        4,629
        Other operating expenses                         199,877      177,219      376,082      346,981
                                                      ----------   ----------   ----------   ----------
           Total noninterest expense                     627,212      565,803    1,226,464    1,127,873
                                                      ----------   ----------   ----------   ----------

    INCOME BEFORE INCOME TAXES                           211,593       94,612      452,599      271,982
    PROVISION FOR INCOME TAXES                            67,166       36,334      150,994      103,831
                                                      ----------   ----------   ----------   ----------
    NET INCOME                                        $  144,427   $   58,278   $  301,605   $  168,151
                                                      ==========   ==========   ==========   ==========
    BASIC EARNINGS PER SHARE                          $     0.06   $      N/A   $     0.14   $      N/A
                                                      ==========   ==========   ==========   ==========
    DILUTED EARNINGS PER SHARE                        $     0.06   $      N/A   $     0.14   $      N/A
                                                      ==========   ==========   ==========   ==========
    CASH DIVIDENDS PAID PER SHARE                     $     0.06   $      N/A   $     0.11   $      N/A
                                                      ==========   ==========   ==========   ==========

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                -------------------------------------
                                                                                      2004               2003
                                                                                -------------------------------------
                                                                                            (unaudited)
    OPERATING ACTIVITIES

        Net income                                                              $       301,605    $        168,151
        Items not requiring (providing) cash
           Depreciation                                                                  60,711              67,361
           Amortization                                                                  58,064              69,472
           Deferred income taxes                                                        (13,079)            (17,386)
           Gain on sale of mortgage loans                                               (32,097)           (143,605)
           (Gain) loss on sale of foreclosed assets held for sale                           260                (178)
           Gain on disposal of premises and equipment                                        --              (4,200)
           Dividends on available-for-sale mutual funds                                (144,679)           (112,581)
           Stock dividends on Federal Home Loan Bank stock                              (14,500)             (5,800)
           Increase in cash surrender value of bank owned life insurance                (40,854)                 --
        Originations of loans held for delivery against commitments                  (3,145,347)         (8,583,042)
        Proceeds from nonrecourse sale of loans held for delivery against
          commitments                                                                 3,078,255           9,992,359
        Amortization of Employee Stock Ownership Plan Shares                             69,397                  --
           Interest receivable                                                          (14,080)              3,557
           Other assets                                                                   1,333            (143,740)
           Accrued interest and other liabilities                                       136,739              71,555
                                                                                  -------------      --------------

               Net cash provided by operating activities                                232,331           1,361,923
                                                                                  -------------      --------------

    INVESTING ACTIVITIES
        Net change in loans                                                          (5,317,410)         (2,128,746)
        Purchases of premises and equipment                                             (16,572)            (33,735)
        Purchase of Federal Home Loan Bank stock                                        (65,000)                 --
        Proceeds from sale of premises and equipment                                         --               4,200
        Proceeds from sale of foreclosed assets                                          18,151              11,100
        Purchases of available-for-sale securities                                           --          (2,000,000)
        Proceeds from maturities and paydowns of held-to-maturity
          securities                                                                  2,710,767           4,874,369
        Purchases of held-to-maturity securities                                             --          (7,918,035)
        Purchases of bank-owned life insurance                                               --          (1,900,000)
                                                                                  -------------      --------------

               Net cash  used in investing activities                                (2,670,064)         (9,090,847)
                                                                                  -------------      --------------

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                          SIX MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                -------------------------------------
                                                                                      2004               2003
                                                                                -------------------------------------
                                                                                            (unaudited)
    FINANCING ACTIVITIES
        Net increase (decrease)  in demand, money market, NOW and savings
          deposits                                                              $      (240,414)   $      1,871,475
        Net increase (decrease) in certificates of deposit                              387,793          (2,523,118)
        Net increase in Federal Home Loan Bank line of credit                           400,000           1,500,000
        Proceeds from Federal Home Loan Bank advances                                 4,000,000                  --
        Repayments of Federal Home Loan Bank advances                                (2,000,000)                 --
        Net (decrease) in advances from borrowers held in escrow                       (254,229)           (420,754)
        Payment of dividends                                                            (75,284)                 --
                                                                                  -------------      --------------
               Net cash provided by financing activities                              2,287,263             427,603
                                                                                  -------------      --------------

    DECREASE IN CASH AND CASH EQUIVALENTS                                              (150,470)         (7,301,321)

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,592,991          10,114,000
                                                                                  -------------      --------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     1,442,521    $      2,812,679
                                                                                  =============      ==============

    SUPPLEMENTAL CASH FLOWS INFORMATION

        Real estate and other assets acquired in settlement of loans            $        18,844    $         42,580

        Interest paid                                                           $       997,344    $        979,928

        Income taxes paid                                                       $        42,360    $        147,949

        Mutual fund dividends reinvested                                        $       144,679    $        112,581

See Notes to consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OSAGE FEDERAL FINANCIAL, INC.

     Osage Federal Financial, Inc. (the "Company") was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank (the "Bank") in connection with the Bank's mutual holding company reorganization. On March 31, 2004, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company. The Company sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. At December 31, 2004, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for periods prior to March 31, 2004.


     RECLASSIFICATIONS

     Certain reclassifications have been made to the June 30, 2004 balance sheet to conform to the December 31, 2004 balance sheet presentation. These reclassifications had no effect on net earnings or stockholders' equity.


2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of income and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The balance sheet of the Company as of June 30, 2004 has been derived from the audited balance sheet of the Company as of that date. The statements of income for periods presented is not necessarily indicative of the results which may be expected for the entire year.

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

3.   EARNINGS PER SHARE

     Earnings per share (EPS) were computed as follows for the three months and six month periods ended December 31, 2004. Since the Company did not have stockholders prior to April 1, 2004, earlier earnings per share disclosures would not be meaningful:

                          OSAGE FEDERAL FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                 Quarter ended    Six months ended
                                                                 -------------    ----------------
         Net income                                             $   144,427          $  301,605
         Average common shares outstanding (basic)                2,226,628           2,226,595
         Average common shares outstanding (fully diluted)        2,227,503           2,226,595
         Basic earnings per share                                     $ .06                $.14
         Fully diluted earnings per share                             $ .06                $.14

     Options to purchase 102,656 shares were outstanding at December 31, 2004, and were not included in the earnings per share calculation, as the effect would have been anti-dilutive.


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

     Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At December 31, 2004, $426,900 in such costs had been incurred.

5.   OTHER COMPREHENSIVE INCOME

     Other comprehensive income is comprised of the following:

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      DECEMBER 31,                     DECEMBER 31,
                                                               ------------------------          ------------------------
                                                                 2004             2003             2004            2003
                                                               --------       ---------          --------       ---------
                                                                                      (Unaudited)
    NET INCOME                                                 $144,427       $  58,278          $301,605       $ 168,151
                                                               --------       ---------          --------       ---------
    OTHER COMPREHENSIVE INCOME (LOSS)
        Unrealized gain (loss) on
          available-for-sale securities, net of
          income taxes                                           (6,067)             25            (6,096)        (33,781)
                                                               --------       ---------         ---------       ---------
    COMPREHENSIVE INCOME                                       $138,360       $  58,303          $295,509       $ 134,370
                                                               ========       =========          ========       =========

6.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows." The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company adopted Statement 123(R) during its quarter ended December 31, 2004 in conjunction with the newly adopted stock option and restricted stock plans. The future financial statement impact of Statement 123(R) will depend on the estimated fair value of options granted.

7.   ADOPTION OF STOCK OPTION PLAN AND RESTRICTED STOCK PLAN

     On November 17, 2004, the Company held its annual meeting of shareholders at which the shareholders approved the Osage Federal Financial, Inc. 2004 Stock Option Plan (the Plan). The purpose of the Plan is to attract and retain qualified personnel for positions of substantial responsibility, and to provide additional incentive to certain officers, directors and other employees. 114,065 options were approved and 102,656 options were granted. The Company is applying FAS 123(R) to account for the stock option plan. The shareholders also approved the Osage Federal Bank 2004 Restricted Stock Plan (the RSP). The purpose of the RSP is to reward and retain personnel of experience and ability in key positions of responsibility, including officers, directors and other employees. The purchase of up to 45,626 shares were approved and 41,060 shares were granted to employees.

     Option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. Both option and RSP awards vest based on 5 years of continuous service. The option awards have 10 year contractual terms. Option and share awards provide for accelerated vesting if there is a change in control as defined in the Plan and RSP.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is an estimate by management and represent the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury rate for a similar term in effect at the time of grant.

                                                      December 31, 2004
                                                      -----------------
        Expected volatility                                  25%
        Weighted average volatility                          25%
        Expected dividends                                    6%
        Expected term (in years)                              6
        Risk-free rate                                     3.47%

     A summary of option activity under the Plan as of December 31, 2004 and changes during the period then ended is presented below:

                                                                                                  Weighted-Average
                                                                              Weighted-Average        Remaining
                         Options                                Shares        Exercise Price     Contractual Term
                         -------                                ------        --------------     ----------------

         Outstanding at September 30, 2004                            --                  --          --
         Granted                                                 102,656        $      12.10        10 years
                                                             -----------         -----------
         Outstanding at December 31, 2004                        102,656        $      12.10        10 years
                                                             ===========         ===========
         Exercisable at December 31, 2004                             --                  --          --

     The weighted-average grant-date fair value of options granted during the period ended December 31, 2004 was $12.10.

     It is anticipated that the annual cost of the Plan will be approximately $.01 per share.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND JUNE 30, 2004

     Our total assets increased by $2.6 million to $91.5 million at December 31, 2004 from $88.9 million at June 30, 2004 primarily due to a $5.3 million, or 9.5% increase in loans receivable, net. Loans receivable, net increased to $60.8 million at December 31, 2004 from $55.5 million at June 30, 2004. This increase in loans receivable, net primarily resulted from a $3.3 million, or 7.9%, increase in one- to four-family mortgages, to $45.3 million at December 31, 2004 from $42.0 million at June 30, 2004. Other loans, including nonresidential and land loans, increased $1.5 million, or 30.0%, to $6.5 million at December 31, 2004 from $5.0 million at June 30, 2004. A significant part of this increase was a $550,000 loan made to a local church. Loans held for sale were $85,000 at December 31, 2004. There were no loans held for sale at June 30, 2004. We are selling most of our one- to four-family loans in excess of fifteen years in the secondary market. Cash and cash equivalents were $1.4 million (consisting primarily of our FHLB demand account) at December 31, 2004, down slightly from $1.6 million at June 30, 2004. Total securities decreased to $24.6 million at December 31, 2004 from $27.2 million at June 30, 2004, reflecting normal paydowns of $2.7 million for the period.

     Our total liabilities increased $2.3 million, or 3.1% mostly due to an increase in FHLB advances to $15.0 million at December 31, 2004, from $12.6 million at June 30, 2004, a $2.4 million, or 19.0% increase. These additional borrowings are being used to fund loan growth. Deposits were virtually flat between the two periods, increasing $147,000. There has been some change in the mix of these deposits, with a $2.1 million increase in checking accounts, offset by a $2.3 million decrease in money market accounts. We began offering a high-yield, high-balance NOW account that had attracted over $2.2 million in balances as of December 31, 2004. Some of those deposits have come from our money market accounts. Part of the money market savings decline had been anticipated, and is a result of disbursement of public funds on local projects.

     Stockholders' equity increased $220,000 to $13.8 million at December 31, 2004 from $13.6 million at June 30, 2004, primarily due to income of $302,000 for the six months ended December 31, 2004. The Company paid a cash dividend of $0.05 per share to stockholders other than Osage Federal MHC, or $34,000, in the quarter ending September 30, 2004 and a cash dividend of $0.06 per share, or $41,000 in the quarter ending December 31, 2004. 6,077 shares were allocated to employees participating in the Osage Federal Employee Stock Ownership Plan. This increased equity received from contributions to the ESOP by $69,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

     GENERAL. Net income for the three months ended December 31, 2004 was $144,000, an $86,000, or 148.3%, increase compared to net income of $58,000 for the three months ended December 31, 2003. The increase in net income resulted mainly from a significant increase in net interest income.

     INTEREST INCOME. Total interest income increased by $188,000, or 18.8%, to $1,185,000 for the three months ended December 31, 2004 from $997,000 for the same period in 2003 primarily due to a $12.2 million increase in average earning assets and a 14 basis point increase in the yield of average earning assets. Although the overall yield on loans declined 45 basis points compared to the same quarter last year, from 6.87% to 6.42%, average loan balances have increased $11.7 million. We have used lower-costing borrowings and paydowns from lower-yielding investments to fund growth in our loan portfolio. Investment yields are up 74 basis points, from 2.40% to 3.14%, from the previous period, reflecting higher yields in the available-for-sale mutual funds. Investment volumes have decreased, as we have used excess liquidity and investment maturities to fund loans.

     INTEREST EXPENSE. Total interest expense increased $22,000, or 4.6%, to $500,000 for the three months ended December 31, 2004 from $478,000 for the three months ended December 31, 2003. The increase in interest expense resulted from a $7.5 million increase in average interest-bearing liabilities, made up of a $3.2 million increase in FHLB average advances, and a $4.3 million increase in average interest-bearing deposits. These balance increases were almost completely offset by a 17 basis point drop in the overall average cost of interest-bearing liabilities.

     NET INTEREST INCOME. Net interest income increased by $166,000, or 32.0% to $685,000 for the three months ended December 31, 2004 from $519,000 for the three months ended December 31, 2003. The net interest rate spread increased to 2.69% for the 2004 period from 2.39% for the 2003 period, while the net interest margin increased to 3.11% from 2.73%. The increases in spread and margin reflect our retention of most one- to four-family mortgages, instead of selling them in the secondary market, and use of securities repayments and lower-costing advances to fund loan growth.

     PROVISION FOR LOAN LOSSES. There were no provisions for loan losses for either the three months ended December 31, 2004 or 2003. There were less than $1,000 of net charge-offs during the three months ended December 31, 2004 and $5,000 of net charge-offs during the three months ended December 31, 2003. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

     The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $408,000 at December 31, 2004 and $404,000 at December 31, 2003, and as a percentage of total loans outstanding was .66% and 0.80% at December 31, 2004 and 2003, respectively. The ratio is mainly reflective of the increase in total loans outstanding.

     Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the level of loan losses will be sufficient to offset any future loan losses.

     NONINTEREST INCOME. Noninterest income increased to $154,000 for the three months ended December 31, 2004 from $141,000 for the three months ended December 31, 2003. Service charges were down $6,000, and other income increased $24,000. We began recognizing income related to the net change in the cash surrender value of bank-owned life insurance that we purchased beginning in the third quarter of the last fiscal year. This income was $20,000 for the quarter ended December 31, 2004.

     NONINTEREST EXPENSE. Noninterest expense was $627,000 for the three months ended December 31, 2004, increasing $61,000 from $566,000 for the three months ended December 31, 2003. Salaries and benefits increased $48,000 or 15.3%, due to several factors. $9,000 of expense was recognized in the current quarter for a restricted stock plan for directors and certain officers, which was approved by stockholders on November 17, 2004. Also, benefit expense associated with a deferred compensation plan implemented January 1, 2004 was $15,000 for the quarter. The Company's contribution for the Employee Stock Ownership Plan was $15,000 higher than the supplemental 401(k) match that we had accrued in the quarter ended December 31, 2003. No supplemental match was accrued in the quarter ended December 31, 2004. Payroll taxes increased $5,000 for the quarter, due to raises and some of the new benefit plans. Other operating expenses increased $23,000 primarily as a result of an additional $39,000 of audit and filing fees. These higher fees are incurred because we are now a public company.

     Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and other stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased $31,000, or 84.9%, reflecting an increase in pretax income. The effective tax rate was 32% and 38% for the three months ended December 31, 2004 and 2003, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

         GENERAL. Net income for the six months ended December 31, 2004 was $302,000, a $134,000 or 79.8%, increase compared to net income of $168,000 for the six months ended December 31, 2003. The increase in net income resulted mainly from an increase in net interest income.

         INTEREST INCOME. Total interest income increased by $349,000, or 17.4%, to $2.4 million for the six months ended December 31, 2004 from $2.0 million for the same period in 2003 primarily due to an

$11.0 million increase in earning assets and a 15 basis point increase in the average yield earned on those assets for the six month period ended December 31, 2004, compared to the same period last year. Our average loans for the period have increased to $58.5 million, a $10.4 million increase over the same period last year. The loan yield has declined 44 basis points to 6.48% for these same periods. Maturities and paydowns of our investment securities have been invested in loans. Average balances of securities and deposits with other financial institutions for the six months ended December 31, 2004 were $27.6 million, a slight increase of $509,000 over average balances in the same period last year. At the same time, average yields on our securities have increased 81 basis points to 3.11% for the year-to-date 2004 period. When we raised additional capital on March 31, 2004, the proceeds were originally invested in mortgage-backed securities. These typically have higher yields than deposits held at other banks. In the six month period ended December 31, 2003, we had a significantly higher mix of these bank deposits than in the same period ended
December 31, 2004. These factors contributed to our improved yields on investment securities, and earning assets overall.

     INTEREST EXPENSE. Total interest expense increased slightly by $15,000, or 1.6%, to $998,000 for the six months ended December 31, 2004 from $983,000 for the six months ended December 31, 2003. Our average interest-bearing liabilities, including most deposits and FHLB advances, increased $6.8 million to $73.2 million for the six month period ending December 31, 2004, compared to the same period in 2003. Of those averages, advances are up $2.9 million and money market deposit balances are up $3.1 million. The cost of our total interest-bearing liabilities has declined by 23 basis points from the prior period, from 2.94% to 2.71%. This is a combination of two factors: gradual downward repricing of advances as they mature and are reissued; and repricing of maturing certificates of deposit, causing average interest-bearing deposit rates to fall 21 basis points from the same period last year.

     NET INTEREST INCOME. Net interest income increased by $333,000, or 32.6%, to $1.4 million for the six months ended December 31, 2004 from $1.0 million for the six months ended December 31, 2003. The net interest rate spread increased to 2.67% for the 2004 period from 2.30% for the 2003 period, while the net interest margin increased to 3.10% from 2.67%. The increases in spread and margin resulted from our capital infusion at March 31, 2004, combined with higher loan demand, and repricing of some interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES. There were no provisions for loan losses for either the six months ended December 31, 2004 or 2003. There were less than $1,000 of net charge-offs for the six months ended December 31, 2004 and $5,000 of net charge-offs for the six months ended December 31, 2003. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

     NONINTEREST INCOME. Noninterest income decreased to $324,000 for the six months ended December 31, 2004 from $378,000 for the six months ended December 31, 2003. Service charges were up slightly, by $6,000, due to higher average overdraft activity. Net loan servicing fees increased $8,000 for the two periods, due to lower amortization of mortgage servicing rights. Gains on the sale of mortgages decreased to $32,000 for the six months ended December 31, 2004, from $144,000 for the six months ended December 31, 2003, a $112,000 decrease. We anticipate that these gains from the sale of mortgages will remain at lower levels because refinancing activity has slowed, and because we have made a strategic decision to retain most of our originated mortgages. By retaining mortgages, we have increased our net interest margins, which have benefited the current period's net interest income. Other income increased $48,000 for the two periods. Beginning in the prior year's third quarter, we began recognizing income related to the net change in the cash surrender value of bank-owned life insurance that we purchased. Income recognized for the period ended December 31, 2004 was $41,000.

     NONINTEREST EXPENSE. Noninterest expense was $1.2 million for the six months ended December 31, 2004, increasing $99,000 from $1.1 million for the six months ended December 31, 2003. Salaries and benefits increased $77,000, or 12.2%, for several reasons. $9,000 of expense was recognized in the current year for a restricted stock plan for directors and certain officers, which was approved by stockholders on November 17, 2004. In addition to the expense of this plan, benefit expense associated with a deferred compensation plan implemented January 1, 2004 was $31,000 for the period. The Company's contribution for the Employee Stock Ownership Plan was $12,000 higher than the supplemental 401(k) match that we had accrued in the six months ended December 31, 2003. No supplemental match was accrued in the six months ended December 31, 2004. Payroll taxes increased $5,000 for the period, due to raises and some of these new benefits. Furniture and equipment depreciation decreased $8,000, or 23.0%, reflecting accelerated writeoffs of computer equipment in the six months ended December 31, 2003 in connection with an upgrade of our data processing equipment. Other operating expenses increased $29,000 for the period, primarily due to an additional $58,000 of audit and filing fees. These higher fees are incurred because we are now a public company. Offsetting these fees was a $15,000 decrease in loan fees. Also, last year's other operating expenses reflect $20,000 of losses from customers' fraudulent activities.

     Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and other stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased $47,000, or 45.4%, reflecting an increase in pretax income. The effective tax rate was 33% and 38% for the six months ended December 31, 2004 and 2003, respectively

LIQUIDITY AND CAPITAL RESOURCES

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

     Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, scheduled payments, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, borrowings from the FHLB, and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize FHLB advances to leverage our capital base and provide a portion of the funding needed to manage the interest rate risk presented by our core business of attracting and retaining retail deposits to fund mortgage and consumer loans. On March 31, 2004, we raised additional capital of $5.9 million, net of a $548,000 loan made to the Osage Federal Employees' Stock Ownership Plan, and $100,000 paid to capitalize the Mutual Holding Company. This additional capital was originally invested in mortgage-backed securities.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2004, the total approved loan origination commitments outstanding amounted to $2.3 million. At the same date, construction loans in process were $1.0 million. We had commitments to sell loans to Freddie Mac of $85,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2004, totaled $17.6 million. Although the average cost of deposits decreased throughout 2003 and 2004, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at December 31, 2004, our total collateralized borrowing limit was $38.1 million of which we had $15.0 million outstanding, giving us the ability at December 31, 2004 to borrow an additional $23.1 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On  November  17,  2004,   the  Company  held  its  annual  meeting  of
shareholders at which the following items were voted on.

(1)      Election of Directors

      NOMINEE                             FOR*             WITHHELD
-----------------                     ---------            --------
Gary Strahan                          2,203,281              7,069
Richard Trolinger                     2,201,406              8,944
Martha Hayes                          2,201,406              8,944

         There were no abstentions or broker non-votes in the election of directors.

(2)      Osage Federal Financial, Inc. 2004 Stock Option Plan

                                                               BROKER
         FOR*              AGAINST           ABSTAIN          NON-VOTE
         ----              -------           -------          --------

         2,086,968          34,867              612             87,903

(3)      Osage Federal Bank 2004 Restricted Stock Plan

                                                               BROKER
         FOR*              AGAINST           ABSTAIN          NON-VOTE
         ----              -------           -------          --------

         2,046,728          75,107              612             87,903


(4)      Ratification of Auditors

                                                               BROKER
         FOR*              AGAINST           ABSTAIN          NON-VOTE
         ----              -------           -------          --------

         2,192,961           3,944           13,445                  0

         ---------------
         *Includes 1,596,919 shares held by Osage Federal MHC.

ITEM 6.  EXHIBITS
         --------

         The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

         NUMBER   DESCRIPTION
         ------   -----------
         3(i)     Articles of Incorporation *
         3(ii)    Bylaws *
         4        Form of Common Stock Certificate *
         10.1     Executive Salary Continuation Plan and Split Dollar Agreements with Mark S.
                      White**
         10.2     Executive Salary Continuation Plan and Split Dollar Agreements with Richard
                      Trolinger**
         10.3     Executive Salary Continuation Plan and Split Dollar Agreements with Martha
                      Hayes**
         10.4     Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen
                      Smith**
         10.5     Director Supplemental Income Plan and Split Dollar Agreements with
                      Mark A. Formby**
         10.6     Director Supplemental Income Plan and Split Dollar Agreements with
                      Harvey Payne**
         10.7     Director Supplemental Income Plan and Split Dollar Agreements with
                      Gary Strahan**
         10.8     Osage Federal Financial, Inc. 2004 Stock Option Plan ***
         10.9     Osage Federal Bank 2004 Restricted Stock Plan ***
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification
         ---------------
          *    Incorporated  by  reference  from the  Registrant's  Registration
               Statement on Form SB-2 (File No. 333-111219).
          **   Incorporated  by  reference  from the  Quarterly  Report  on Form
               10-QSB for the Quarter Ended March 31, 2004.
          ***  Incorporated   by  reference   from   Registrant's   Registration
               Statement on Form S-8 (File No. 333-121866)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OSAGE FEDERAL FINANCIAL, INC.



Date: February 14, 2005                     /s/ Mark S. White
                                            ------------------------------------
                                            Mark S. White, President
                                            (Duly Authorized Representative)


Date: February 14, 2005                     /s/ Sue Allen Smith
                                            ------------------------------------
                                            Sue Allen Smith, Vice President
                                            (Principal Financial Officer)