Form 10QSB
period 2005-03-31
OSAGE FEDERAL FINANCIAL INC
filed 2005-05-12
CIK 1272771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 0-50666
                                                -------

                          OSAGE FEDERAL FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         UNITED STATES                                        27-0080039
-------------------------------------                 --------------------------
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

     As of March 31, 2005, there were 2,281,313 shares of the Registrant's common stock, par value $.10 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one):
Yes  X   No
    ---    ---

                          OSAGE FEDERAL FINANCIAL, INC.

                               PAWHUSKA, OKLAHOMA

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and
   June 30, 2004                                                              3
Consolidated  Statements of Income -  (Unaudited)  for the three
   and nine months ended March 31, 2005 and 2004                              4
Consolidated Statements of Cash Flows - (Unaudited) for the
   nine months ended March 31, 2005 and 2004                                  5
Notes to Consolidated Financial Statements (Unaudited)                        7

Item 2.  Management's Discussion and Analysis or Plan of Operation           11

Item 3.  Controls and Procedures                                             16

PART II. OTHER INFORMATION
-------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 6.  Exhibits                                                            17

Signatures                                                                   19

ITEM 1.  FINANCIAL STATEMENTS

                          OSAGE FEDERAL FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                            MARCH 31,      JUNE 30,
                                                                             2005           2004
                                                                        -------------   ------------
                                                                         (unaudited)
    Cash and due from banks                                             $    556,375    $    573,913
    Interest bearing deposits with banks                                     686,880       1,019,078
                                                                        ------------    ------------

        Cash and cash equivalents                                          1,243,255       1,592,991

    Available-for-sale securities                                         11,673,910      11,490,050
    Held-to-maturity securities                                           11,939,842      15,711,809
    Mortgage loans held for sale                                             170,300            --
    Loans, net                                                            62,169,420      55,495,751
    Premises and equipment                                                 1,252,037       1,318,857
    Foreclosed assets                                                         28,168            --
    Interest receivable                                                      330,676         319,708
    Federal Home Loan Bank stock, at cost                                    772,500         685,000
    Income taxes refundable                                                     --            70,403
    Bank owned life insurance                                              1,993,320       1,934,045
    Other                                                                    229,747         272,465
                                                                        ------------    ------------

               Total assets                                             $ 91,803,175    $ 88,891,079
                                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits                                                        $ 63,629,642    $ 61,666,634
        Federal Home Loan Bank advances                                   13,000,000      12,600,000
        Advances from borrowers held in escrow                               784,609         689,065
        Accrued interest and other liabilities                               477,330         220,504
        Deferred income taxes                                                 57,315         112,982
                                                                        ------------    ------------

               Total liabilities                                          77,948,896      75,289,185
                                                                        ------------    ------------

    COMMITMENTS AND CONTINGENCIES                                               --              --

    EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP                            69,397            --

    STOCKHOLDERS' EQUITY
        Preferred stock, $.10 par value (5,000,000 shares authorized;
          none outstanding)                                                     --              --
        Common stock, $.10 par value (20,000,000 shares authorized;
          2,281,313 shares issued and  outstanding at March 31, 2005 and June 30, 2004, net of 54,751 allocated and unallocated
          ESOP shares at March 31, 2005)                                     222,656         222,656
        Additional paid-in capital                                         5,545,607       5,646,912
        Retained earnings                                                  8,123,134       7,810,673
        Accumulated other comprehensive loss                                (106,515)        (78,347)
                                                                        ------------    ------------

               Total stockholders' equity                                 13,784,882      13,601,894
                                                                        ------------    ------------

               Total liabilities and stockholders' equity               $ 91,803,175    $ 88,891,079
                                                                        ============    ============

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   MARCH 31,                           MARCH 31,
                                                          -----------------------------      -----------------------------
                                                            2005              2004               2005           2004
                                                          ------------     ------------      ------------     ------------
                                                                   (unaudited)                           (unaudited)
INTEREST INCOME
    Loans                                                $     985,578    $     842,973     $   2,891,300    $   2,521,223
    Available-for-sale securities                               84,613           62,541           229,292          175,122
    Held-to-maturity securities                                123,440          117,522           407,459          292,514
    Deposits with other financial institutions                   4,808            8,272             8,772           35,121
    Other                                                        8,093            5,859            22,772           17,636
                                                          ------------     ------------      ------------     ------------
       Total interest income                                 1,206,532        1,037,167         3,559,595        3,041,616
                                                          ------------     ------------      ------------     ------------

INTEREST EXPENSE
    Deposits                                                   344,840          346,669         1,016,451        1,034,630
    Advances from Federal Home Loan Bank                       155,137          130,716           481,649          425,590
                                                          ------------     ------------      ------------     ------------
       Total interest expense                                  499,977          477,385         1,498,100        1,460,220
                                                          ------------     ------------      ------------     ------------

NET INTEREST INCOME                                            706,555          559,782         2,061,495        1,581,396
Provision for loan losses                                           --               --                --               --
                                                          ------------     ------------      ------------     ------------
Net interest income after provision for loan losses            706,555          559,782         2,061,495        1,581,396
                                                          ------------     ------------      ------------     ------------
NONINTEREST INCOME
    Service charges on deposit accounts                         78,644           94,548           265,589          275,539
    Other service charges and fees                              17,700           17,873            46,995           52,126
    Gain on sale of mortgage loans                               9,213               --            41,310          143,605
    Net loan servicing fees                                      8,620            8,112            24,714           15,912
    Other income                                                29,046           23,412            88,738           35,004
                                                          ------------     ------------      ------------     ------------
       Total noninterest income                                143,223          143,945           467,346          522,186
                                                          ------------     ------------      ------------     ------------

NONINTEREST EXPENSE
    Salaries and employee benefits                             366,692          328,875         1,073,259          958,614
    Net occupancy expense                                       70,209           75,239           209,146          221,763
    Deposit insurance premium                                    2,278            2,206             7,156            6,835
    Other operating expenses                                   202,717          174,653           578,799          521,634
                                                          ------------     ------------      ------------     ------------
       Total noninterest expense                               641,896          580,973         1,868,360        1,708,846
                                                          ------------     ------------      ------------     ------------

INCOME BEFORE INCOME TAXES                                     207,882          122,754           660,481          394,736

PROVISION FOR INCOME TAXES                                      70,413           41,699           221,407          145,530
                                                          ------------     ------------      ------------     ------------

NET INCOME                                               $     137,469    $      81,055     $     439,074    $     249,206
                                                          ============     ============      ============     ============

BASIC EARNINGS PER SHARE                                 $        0.06    $         N/A     $        0.20    $         N/A
                                                          ============     ============      ============     ============
DILUTED EARNINGS PER SHARE                               $        0.06    $         N/A     $        0.20    $         N/A
                                                          ============     ============      ============     ============
CASH DIVIDENDS PAID PER SHARE                            $       0.075    $         N/A     $       0.185    $         N/A
                                                          ============     ============      ============     ============


See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              ---------------------------------
                                                                                   2005               2004
                                                                              -------------      --------------
                                                                                        (unaudited)
 OPERATING ACTIVITIES
    Net income                                                                $     439,074      $      249,206
    Items not requiring (providing) cash
       Depreciation                                                                  92,214              99,150
       Amortization                                                                  83,625             100,791
       Deferred income taxes                                                        (43,920)            (30,163)
       Gain on sale of mortgage loans                                               (41,310)           (143,605)
       Loss on sale of foreclosed assets held for sale                                  260                 552
       Loss (gain)  on disposal of premises and equipment                                24              (4,200)
       Dividends on available-for-sale mutual funds                                (229,292)           (175,122)
       Stock dividends on Federal Home Loan Bank stock                              (22,500)            (11,600)
       Increase in cash surrender value of bank owned life insurance                (59,275)            (13,618)
    Originations of loans held for delivery against commitments                  (4,048,567)         (8,583,042)
    Proceeds from nonrecourse sale of loans held for delivery against
      commitments                                                                 3,902,543           9,992,359
    Allocation of Employee Stock Ownership Plan Shares                               69,397                  --
    Changes in
       Interest receivable                                                          (10,968)             (6,946)
       Other assets                                                                   1,631             (64,104)
       Accrued interest and other liabilities                                       365,867             600,125
                                                                              -------------      --------------
           Net cash provided by operating activities                                498,803           2,009,783
                                                                              -------------      --------------

INVESTING ACTIVITIES
    Net change in loans                                                          (6,720,248)         (4,662,259)
    Purchases of premises and equipment                                             (25,418)            (52,634)
    Purchase of Federal Home Loan Bank stock                                        (65,000)                 --
    Proceeds from sale of premises and equipment                                         --               4,200
    Proceeds from sale of foreclosed assets                                          18,151              59,533
    Purchases of available-for-sale securities                                           --          (2,000,000)
    Proceeds from maturities and paydowns of held-to-maturity
      securities                                                                  3,746,463           4,933,268
    Purchases of held-to-maturity securities                                             --         (12,961,570)
    Purchases of bank-owned life insurance                                               --          (1,900,000)
                                                                              -------------      --------------
           Net cash used in investing activities                                 (3,046,052)        (16,579,462)
                                                                              -------------      --------------

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ---------------------------------
                                                                                      2005               2004
                                                                                  -------------      --------------
                                                                                            (Unaudited)
FINANCING ACTIVITIES
    Net increase in demand, money market, NOW and savings deposits            $     184,001      $   10,664,893
    Net increase (decrease) in certificates of deposit                            1,779,007          (2,337,909)
    Net decrease in Federal Home Loan Bank line of credit                        (1,600,000)                 --
    Proceeds from Federal Home Loan Bank advances                                 5,000,000           1,000,000
    Repayments of Federal Home Loan Bank advances                                (3,000,000)         (2,000,000)
    Net  increase (decrease) in advances from borrowers held in escrow               95,544            (103,362)
    Proceeds from sale of common stock                                                   --           5,769,568
    Payment of dividends                                                           (126,613)                 --
    Purchase of restricted stock                                                   (134,426)                 --
                                                                              -------------      --------------
           Net cash provided by financing activities                              2,197,513          12,993,190
                                                                              -------------      --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                              (349,736)         (1,576,489)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,592,991          10,114,000
                                                                              -------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   1,243,255      $    8,537,511
                                                                              =============      ==============

SUPPLEMENTAL CASH FLOWS INFORMATION

    Real estate and other assets acquired in settlement of loans            $        47,012      $       42,580

    Interest paid                                                           $     1,495,846      $    1,451,369

    Income taxes paid                                                       $       101,500      $      226,059

    Mutual fund dividends reinvested                                        $       229,292      $      175,122

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       OSAGE FEDERAL FINANCIAL, INC.

         Osage Federal Financial, Inc. (the "Company") was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank (the "Bank") in connection with the Bank's mutual holding company reorganization. On March 31, 2004, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company. The Company sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. At March 31, 2005, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for periods prior to March 31, 2004.


         RECLASSIFICATIONS

         Certain reclassifications have been made to the June 30, 2004 balance sheet to conform to the March 31, 2005 balance sheet presentation. These reclassifications had no effect on net earnings or stockholders' equity.


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

3.       EARNINGS PER SHARE

         Earnings per share (EPS) were computed as follows for the three month and nine month periods ended March 31, 2005. Since the Company did not have stockholders prior to April 1, 2004, earlier earnings per share disclosures would not be meaningful:

                          OSAGE FEDERAL FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                          Quarter ended    Nine months ended
                                                                          ----------------------------------
                  Net income                                                 $    37,469      $     439,074
                  Average common shares outstanding (basic)                    2,232,639          2,228,580
                  Average common shares outstanding (fully diluted)            2,243,912          2,231,662
                  Basic earnings per share                                         $ .06              $ .20
                  Fully diluted earnings per share                                 $ .06              $ .20


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

         Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At March 31, 2005, $426,900 in such costs had been incurred.

                          OSAGE FEDERAL FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       OTHER COMPREHENSIVE INCOME

         Other comprehensive income is comprised of the following:

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       MARCH 31,                       MARCH 31,
                                                               ------------------------          -----------------------
                                                                 2005             2004             2005            2004
                                                               --------       ---------          --------       --------
                                                                                    (Unaudited)
    NET INCOME                                                 $137,469       $  81,055          $439,074       $249,206
                                                               --------       ---------          --------       --------
    OTHER COMPREHENSIVE INCOME (LOSS)
        Unrealized gain (loss) on
          available-for-sale securities, net of
          income taxes                                          (22,072)             14           (28,168)       (33,767)
                                                               --------       ---------          --------       --------
    COMPREHENSIVE INCOME                                       $115,397       $  81,069          $410,906       $215,439
                                                               ========       =========          ========       ========

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

                          OSAGE FEDERAL FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is an estimate by management and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury rate for a similar term in effect at the time of grant.

                                                              March 31, 2005
                                                              --------------
                   Expected volatility                            25%
                   Weighted average volatility                    25%
                   Expected dividends                              6%
                   Expected term (in years)                        6
                   Risk-free rate                                3.47%

         A summary of option activity under the Plan as of March 31, 2005 and changes during the three months then ended is presented below:

                                                                                                        Weighted-
                                                                                    Weighted-           Average
                                                                               Average Exercise        Remaining
                         Options                               Shares               Price           Contractual Term
--------------------------------------------------------------------------------------------------------------------
         Outstanding at December 31, 2004                        102,656        $     12.10             --
         Granted                                                      --        $        --             --
                                                             -----------        -----------
         Outstanding at March 31, 2005                           102,656        $     12.10    9 years, 9 months
                                                             ===========         ==========
         Exercisable at March 31, 2005                                --                                --

          The weighted-average grant-date fair value of options granted during the nine-month period ended March 31, 2005 was $12.10.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND JUNE 30, 2004

     Our total assets increased by $2.9 million to $91.8 million at March 31, 2005 from $88.9 million at June 30, 2004 primarily due to a $6.7 million, or 12.0% increase in loans receivable, net. Loans receivable, net increased to $62.2 million at March 31, 2005 from $55.5 million at June 30, 2004. This increase in loans receivable, net primarily resulted from a $4.1 million, or 9.8%, increase in one- to four-family mortgages, to $46.1 million at March 31, 2005 from $42.0 million at June 30, 2004. Other loans, including nonresidential and land loans, increased $1.6 million, or 32.0%, to $6.6 million at March 31, 2005 from $5.0 million at June 30, 2004. A significant part of this increase was a $550,000 loan made to a local church. During the third quarter, we financed a building and a floor plan loan for a car dealership in Pawhuska. The total loans outstanding to this borrower at March 31, 2005 were $434,000. Loans held for sale were $170,000 at March 31, 2005. There were no loans held for sale at June 30, 2004. We are selling most of our fixed rate one- to four-family loans in excess of fifteen years in the secondary market. Cash and cash equivalents were $1.2 million (consisting primarily of our FHLB demand account) at March 31, 2005, down $350,000, or 22.0% from $1.6 million at June 30, 2004. Total securities decreased to $23.6 million at March 31, 2005 from $27.2 million at June 30, 2004, reflecting normal paydowns of $3.7 million for the period.

     Our total liabilities increased $2.7 million, or 3.5% mostly due to an increase in deposits to $63.6 million at March 31, 2005, from $61.7 million at June 30, 2004, a $1.9 million, or 3.2% increase. Certificates of deposit increased to $36.9 million from $35.1 million at June 30, 2004. We have been promoting our 13-, 25-, and 61-month certificates, and have attracted $3.6 million of additional deposits in these categories. There has been some change in the mix of our checking and money market deposits, with a $4.0 million increase in checking accounts, offset by a $4.3 million decrease in money market accounts. We began offering a high-yield, high-balance NOW account that has attracted over $3.1 million in balances as of March 31, 2005. Some of those deposits have come from our money market accounts. Part of the money market savings decline had been anticipated, and is a result of disbursement of public funds on local projects.

     Stockholders' equity increased $180,000 to $13.8 million at March 31, 2005 from $13.6 million at June 30, 2004, primarily due to income of $439,000 for the nine months ended March 31, 2005. The Company paid a cash dividend of $0.05 per share to stockholders other than Osage Federal MHC, or $34,000, in the quarter ending September 30, 2004, a cash dividend of $0.06 per share, or $41,000. in the quarter ending December 31, 2004, and a cash dividend of $.07 1/2, or $51,000, in the quarter ending March 31, 2005. In addition, stockholders' equity has been reduced for the purchase of 9,100 shares of stock for the Restricted Stock Plan at an average price of $14.77. This cost was partially offset by $33,000 of amortization recognized by the Company for the purchase of this restricted stock.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
2004

     GENERAL. Net income for the three months ended March 31, 2005 was $137,000, a $56,000, or 69.6%, increase compared to net income of $81,000 for the three months ended March 31, 2004. The increase in net income resulted mainly from a significant increase in net interest income.

     INTEREST INCOME. Total interest income increased by $170,000, or 16.3%, to $1,207,000 for the three months ended March 31, 2005 from $1,037,000 for the same period in 2004 primarily due to a $10.8 million increase in average earning assets and a 16 basis point increase in the yield of average earning assets. Although the overall yield on loans declined 40 basis points compared to the same quarter last year, from 6.88% to 6.48%, average loan balances have increased $12.4 million. We have used lower-costing borrowings and paydowns from lower-yielding investments to fund growth in our loan portfolio. Investment yields are up 58 basis points, from 2.72% to 3.30%, from the previous period, reflecting higher yields in the available-for-sale mutual funds. Investment volumes have decreased, as we have used excess liquidity and investment maturities to fund loans.

     INTEREST EXPENSE. Total interest expense increased $23,000, or 4.7%, to $500,000 for the three months ended March 31, 2005 from $477,000 for the three months ended March 31, 2004. The increase in interest expense resulted from a $5.1 million increase in average interest-bearing liabilities, made up of a $2.8 million increase in FHLB average advances, and a $2.3 million increase in average interest-bearing deposits. These balance increases were partially offset by a 4 basis point drop in the overall average cost of interest-bearing liabilities.

     NET INTEREST INCOME. Net interest income increased by $147,000, or 26.2% to $707,000 for the three months ended March 31, 2005 from $560,000 for the three months ended March 31, 2004. The net interest rate spread increased to 2.80% for the 2004 period from 2.59% for the 2004 period, while the net interest margin increased to 3.24% from 2.69%. The increases in spread and margin reflect our retention of most one- to four-family mortgages, instead of selling them in the secondary market, and use of securities repayments and lower-costing advances to fund loan growth.

     PROVISION FOR LOAN LOSSES. There were no provisions for loan losses for either the three months ended March 31, 2005 or 2004. There were $200 and $5,000 of net recoveries during the three months ended March 31, 2005 and 2004, respectively. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

     The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $409,000 at March 31, 2005 and March 31, 2004, respectively, and as a percentage of total loans outstanding was ..64% and 0.77% at March 31, 2005 and 2004, respectively. The change in the ratio is mainly reflective of the increase in total loans outstanding.

     Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2005 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the level of loan losses will be sufficient to offset any future loan losses.

     NONINTEREST INCOME. Noninterest income was $143,000 for the three months ended March 31, 2005, almost unchanged from noninterest income of $144,000 for the three months ended March 31, 2004. Service charges were down $16,000 because of lower overdraft activity. Gains on sales of mortgage loans were $9,000, with none reported in the same period last year. Osage Federal has instituted some deposit fee increases effective April 15, 2005. There have been no significant fee increases in over seven years.

     NONINTEREST EXPENSE. Noninterest expense was $642,000 for the three months ended March 31, 2005, increasing $61,000 from $581,000 for the three months ended March 31, 2004. Salaries and benefits increased $38,000 or 11.5%, due to several factors. $25,000 of expense was recognized in the current quarter for a restricted stock plan for directors and certain officers, which was approved by shareholders on November 17, 2004. Also, benefit expense associated with a deferred compensation plan implemented January 1, 2004 was $6,000 higher than the same quarter last year. The Company's contribution for the Employee Stock Ownership Plan was $6,000 higher than the supplemental 401(k) match that we had accrued in the quarter ended March 31, 2004. No supplemental match was accrued in the quarter ended March 31, 2005. Employee insurance costs declined $10,000 from the same quarter last year. Management has focused on incenting employees who have insurance available from other sources to reduce their usage of company-provided insurance. Other operating expenses increased $28,000 primarily as a result of an additional $12,000 of audit and filing fees. These higher fees are incurred because we are now a public company.

     Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and other stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased $29,000, or 68.9%, reflecting an increase in pretax income. The effective tax rate was 34% for the three months ended March 31, 2005 and 2004, respectively.

COMPARISON  OF  OPERATING  RESULTS FOR THE NINE MONTHS  ENDED MARCH 31, 2005 AND
2004

     GENERAL. Net income for the nine months ended March 31, 2005 was $439,000, a $190,000 or 76.2%, increase compared to net income of $249,000 for the nine months ended March 31, 2004. The increase in net income resulted mainly from an increase in net interest income.

     INTEREST INCOME. Total interest income increased by $518,000, or 17.0%, to $3.6 million for the nine months ended March 31, 2005 from $3.0 million for the same period in 2004 primarily due to a $10.8 million increase in earning assets and a 14 basis point increase in the average yield earned on those assets for the nine month period ended March 31, 2005, compared to the same period last year. Our average loans for the period have increased to $59.6 million, an $11.1 million increase over the same period last year. The loan yield has declined 46 basis points to 6.46% for these same periods. Maturities and paydowns of our investment securities have been invested in loans. Average balances of securities and deposits with other financial institutions for the nine months ended March 31, 2005 were $27.1 million, a slight decrease of $400,000 over average balances in the same period last year. At the same time, average yields on our securities have increased 74 basis points to 3.17% for the year-to-date 2005 period. When we raised additional capital on March 31, 2004, the proceeds were originally invested in mortgage-backed securities. These typically have higher yields than deposits held at other banks. In the nine-month period ended March 31, 2004, we had a significantly higher mix of these bank deposits than in the same period ended March 31, 2005. These factors contributed to our improved yields on investment securities, and earning assets overall.

     INTEREST EXPENSE. Total interest expense increased slightly by $38,000, or 2.6%, to $1.5 million for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004. Our average interest-bearing liabilities, including most deposits and FHLB advances, increased $6.2 million to $73.6 million for the nine month period ending March 31, 2005, compared to the same period in 2004. Of those averages, advances are up $3.1 million, money market deposit balances are up $1.5 million, and interest-bearing checking balances are up $2.4 million. Our new high-yield checking account has generated over $3 million in balances at a yield of 2.0%. The cost of our total interest-bearing liabilities has declined by 18 basis points from the prior period, from 2.89% to 2.71%. This is a combination of two factors: gradual downward repricing of advances as they mature and are reissued; and repricing of maturing certificates of deposit, causing average interest-bearing deposit rates to fall 16 basis points from the same period last year.

     NET INTEREST INCOME. Net interest income increased by $480,000, or 30.4%, to $2.1 million for the nine months ended March 31, 2005 from $1.6 million for the nine months ended March 31, 2004. The net interest rate spread increased to 2.71% for the 2005 period from 2.39% for the 2004 period, while the net interest margin increased to 3.15% from 2.74%. The increases in spread and margin resulted from our capital infusion at March 31, 2004, combined with higher loan demand, and repricing of some interest-bearing liabilities.

     PROVISION FOR LOAN LOSSES. There were no provisions for loan losses for either the nine months ended March 31, 2005 or 2004. There were less than $1,000 of net charge-offs for the nine months ended March 31, 2005 and $1,000 of net charge-offs for the nine months ended March 31, 2004. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

     NONINTEREST INCOME. Noninterest income decreased to $467,000 for the nine months ended March 31, 2005 from $522,000 for the nine months ended March 31, 2004. Service charges were down slightly, by $10,000, due to lower average overdraft activity. Net loan servicing fees increased $9,000 for the two periods, due to lower amortization of mortgage servicing rights. Gains on the sale of mortgages decreased to $41,000 for the nine months ended March 31, 2005, from $144,000 for the nine months ended March 31, 2004, a $103,000 decrease. We anticipate that these gains from the sale of mortgages will remain at lower levels because refinancing activity has slowed, and because we have made a strategic decision to retain our shorter-term originated mortgages. By retaining mortgages, we have increased our net interest margins, which have benefited the current period's net interest income.

Other income increased $54,000 for the two periods. Beginning in the prior year's third quarter, we began recognizing income related to the net change in the cash surrender value of bank-owned life insurance that we purchased. Income recognized for the period ended March 31, 2005 was $59,000, an increase of $46,000 over the same period last year.

     NONINTEREST EXPENSE. Noninterest expense was $1.9 million for the nine months ended March 31, 2005, increasing $160,000 from $1.7 million for the nine months ended March 31, 2004. Salaries and benefits increased $115,000, or 12.0%, for several reasons. $46,000 of expense was recognized in the current year for a restricted stock plan and a stock option plan for directors and certain officers, which was approved by shareholders on November 17, 2004. In addition to the expense of this plan, benefit expense associated with a deferred compensation plan implemented January 1, 2004 was $37,000 higher than the same period last year. The Company's contribution for the Employee Stock Ownership Plan was $18,000 higher than the supplemental 401(k) match that we had accrued in the nine months ended March 31, 2004. No supplemental match was accrued in the nine months ended March 31, 2005. Employee insurance costs declined $12,000 from the same period last year. Management has focused on incenting employees who have insurance available from other sources to reduce their usage of company-provided insurance. Payroll taxes increased $6,000 for the period, due to raises and some of these new benefits. Furniture and equipment depreciation decreased $8,000, or 16.4%, reflecting accelerated writeoffs of computer equipment in the nine months ended March 31, 2004 in connection with an upgrade of our data processing equipment. Other operating expenses increased $57,000 for the period, primarily due to an additional $70,000 of audit and filing fees. These higher fees are incurred because we are now a public company. Offsetting these fees was an $18,000 decrease in loan expenses. Also, last year's other operating expenses reflect $20,000 of losses from customers' fraudulent activities.

     Management expects increased expenses in the future as a result of the establishment of the employee stock ownership plan and other stock benefit plans, as well as increased costs associated with being a public company such as periodic reporting, annual meeting materials, retention of a transfer agent, and professional fees. We are implementing a 24-hour telephone banking system in the fourth quarter of 2005. We expect to see increased data processing and telephone costs due to this system.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased $76,000, or 52.1%, reflecting an increase in pretax income. The effective tax rate was 34% and 37% for the nine months ended March 31, 2005 and 2004, respectively

LIQUIDITY AND CAPITAL RESOURCES

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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At March 31, 2005, the total approved loan origination commitments outstanding amounted to $4.0 million. At the same date, construction loans in process were $1.7 million. We had commitments to sell loans to Freddie Mac of $1.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2005, totaled $18.2 million. Although the average cost of deposits decreased throughout 2004, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at March 31, 2005, our total collateralized borrowing limit was $38.9 million of which we had $13.0 million outstanding, giving us the ability at March 31, 2005 to borrow an additional $25.9 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

                           PART II. OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


         (a) UNREGISTERED SALES OF EQUITY SECURITIES. Not Applicable

         (b) USE OF PROCEEDS. Not Applicable

         (c) ISSUER PURCHASES OF EQUITY SECURITIES.

                                                                           (C) TOTAL NUMBER          (D) MAXIMUM NUMBER
                                                                           OF SHARES (OR UNITS)      (OR APPROXIMATE DOLLAR
                                                          (B)              PURCHASED AS PART          VALUE) OF SHARES (OR
                            (A)  TOTAL NUMBER         AVERAGE PRICE          OF PUBLICLY             UNITS) THAT MAY YET BE
                              OF SHARES (OR          PAID PER SHARE         ANNOUNCED  PLANS          PURCHASED UNDER THE
PERIOD                       UNITS) PURCHASED           (OR UNIT)            OR PROGRAMS*              PLANS OR PROGRAMS
-----------------------------------------------------------------------------------------------------------------------------
January 1 through 31                 --                   --                     --                         --
-----------------------------------------------------------------------------------------------------------------------------

February 1 through 28              1,000                $14.00                 1,000                      44,626
-----------------------------------------------------------------------------------------------------------------------------

March 1 through 31                 8,100                $14.80                 8,100                      36,526

-----------------------------------------------------------------------------------------------------------------------------

Total                              9,100                $14.71                 9,100                      36,526
-----------------------------------------------------------------------------------------------------------------------------

*    Consists of  open-market  purchases by Osage  Federal Bank 2004  Restricted
     Stock Plan Trust

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


                            OSAGE FEDERAL FINANCIAL, INC.



Date: May 11, 2005          /s/ Mark S. White
                            ---------------------------------------------------
                            Mark S. White, President
                            (Duly Authorized Representative)


Date: May 11, 2005          /s/ Sue Allen  Smith
                            ---------------------------------------------------
                            Sue Allen Smith, Vice President
                            (Principal Financial Officer)