Form 10KSB
period 2005-06-30
OSAGE FEDERAL FINANCIAL INC
filed 2005-09-23
CIK 1272771

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934
         For the Fiscal Year Ended June 30, 2005
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                           Commission File No. 0-50666
                                               -------

                          OSAGE FEDERAL FINANCIAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          United States                                         27-0080039
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization                                Identification No.)


239 East Main Street, Pawhuska, Oklahoma                          74056
----------------------------------------                          -----
(Address of Principal Executive Offices)                       (Zip Code)

                    Issuer's Telephone Number (918) 287-2919
                                              --------------

       Securities Registered Under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities Registered Under Section 12(g) of the Exchange Act:
                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

         Check whether the issuer (l) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).  YES [ ]   NO [X]

         State issuer's revenues for its most recent fiscal year: $5.5 million
                                                                  ------------

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6.2 million as of September 20, 2005 based on the last sale ($14.00 per share) reported on the OTC Bulletin Board(R) as of that date. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant, the registrant's stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant's common stock.

         As  of  September  20,  2005,   there  were  2,281,313  shares  of  the
registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2005 (Parts I & II)
2. Portions of the Registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders. (Part III)

     Transitional Small Business Disclosure Format (Check one): YES  X;   NO
                                                                    ---      ---
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

Item 1.  Description of Business
--------------------------------

         The Company. Osage Federal Financial, Inc. (the "Company") was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank ("Osage Federal" or the "Bank") in connection with the Bank's mutual holding company reorganization. On March 31, 2004, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company which sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. Prior to consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for periods prior to March 31, 2004. The Company does not engage in any activities other than holding the capital stock of the Bank. At June 30, 2005, the Company had total assets of $98.7 million, loans receivable, net of $65.4 million, total deposits of $62.1 million and total equity of $13.6 million.

         The Company's executive offices are located at 239 East Main Street, Pawhuska, Oklahoma 74056 and its main telephone number is (918) 287-2919.

         The Bank. Osage Federal is a federally-chartered stock savings bank. It was originally founded in 1918 as the National Building and Loan Association and was chartered by the State of Oklahoma. The Bank converted to a federally-chartered savings and loan association in 1935. Osage Federal's deposits are federally insured by the Savings Association Insurance Fund as administered by the Federal Deposit Insurance Corporation ("FDIC"). Osage Federal is regulated by the Office of Thrift Supervision ("OTS") and the FDIC.

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

Market Area

         Our main office is located in Pawhuska, Oklahoma and serves a wide area of Osage County and the northern portion of Pawnee County. Our branch office is located in Bartlesville, Oklahoma and services Bartlesville and Washington County plus the western portion of Nowata County. Osage and Washington counties are generally rural in nature. The economy of both counties is based on the oil and gas industry, and ranching also has a presence in Osage County. ConocoPhillips, an oil and gas company, is the largest employer in our market area. Bartlesville and Pawhuska are the county seats of Washington and Osage Counties, respectively, which provide public sector employment. Bartlesville is a regional healthcare center with a 311-bed hospital. With their museums and historic areas, tourism has become an increasingly important industry in Bartlesville and Pawhuska. Wal-Mart has recently opened a distribution center which will bring an estimated 650 new jobs to Bartlesville. The Osage Tribal Council, headquartered in Pawhuska, has opened three gaming facilities in Osage County in the last two years, which has further boosted the local economy.

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

                                                        At June 30,
                                           -------------------------------------
                                                2005                 2004
                                           ----------------     ----------------
                                           Amount   Percent     Amount   Percent
                                           ------   -------     ------   -------
                                                  (Dollars in thousands)
Real estate mortgage:
  One-to-four family....................  $48,348     72.1%    $43,110     75.3%
  Multi-family, commercial and other....    7,499     11.2       5,210      9.1
Construction............................    1,749      2.6         811      1.4
Automobile..............................    4,450      6.6       3,729      6.5
Second mortgage.........................    3,200      4.8       2,780      4.8
Other consumer..........................    1,850      2.7       1,669      2.9
                                          -------    -----     -------    -----
     Total loans........................   67,096    100.0%     57,309    100.0%
                                                     =====                =====
Less:
  Loans in process......................    1,306                1,381
  Net deferred loan fees................       41                   23
  Allowance for loan losses.............      393                  409
                                          -------              -------
     Total loans, net...................  $65,356              $55,496
                                          =======              =======

         Loan Maturity Schedule. The following table sets forth the maturity of our loan portfolio at June 30, 2005. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                Due within        Due after       Due over 5
                                              one year after  1 through 5 years   years after
                                              June 30, 2005      June 30, 2005   June 30, 2005    Total
                                              -------------      -------------   -------------    -----
                                                                        (In thousands)
  One- to four-family residential.....            $   838           $ 2,399         $ 45,111    $  48,348
  Multi-family, commercial and other..                711               692            6,096        7,499
  Construction........................              1,749                --               --        1,749
  Automobile..........................                307             3,891              252        4,450
  Second mortgage.....................                  8               418            2,774        3,200
  Other consumer......................                994               442              414        1,850
                                                  -------           -------         --------    ---------
      Total...........................            $ 4,607           $ 7,842         $ 54,647    $  67,096
                                                  =======           =======         ========    =========

         The next table sets forth at June 30, 2005, the dollar amount of all loans due one year or more after June 30, 2005 which have predetermined interest rates and have floating or adjustable interest rates.

                                               Predetermined      Floating or
                                                   Rate         Adjustable Rates
                                               -------------    ----------------
                                                     (In thousands)

       One- to four-family residential.......    $ 41,754            $  5,756
       Multi-family, commercial and other....       6,561                 227
       Construction..........................          --                  --
       Automobile............................       4,143                  --
       Second mortgage.......................       2,810                 382
       Other consumer........................         856                  --
                                                 --------            --------
              Total..........................    $ 56,124            $  6,365
                                                 ========            ========

         One- to Four-Family Mortgage Loans. Our primary lending activity consists of the origination of one- to four-family mortgage loans, substantially all of which are secured by property located in Osage and Washington Counties, Oklahoma.

         We generally originate mortgage loans in amounts of up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 100%. For loans exceeding an 80% loan-to-value ratio, we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure. The majority of our one- to four-family residential loans are originated with fixed rates and have terms of five to thirty years. The maturities of our one- to four-family mortgage loans are generally 15 years or less, because we sell most of our longer-term loans to Freddie Mac. We also originate adjustable-rate loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin of 275 to 300 basis points. Our adjustable-rate loans have terms of up to 30 years with initial fixed-rate periods of one year according to the terms of the loan. Our adjustable-rate mortgages generally have a cap of one percentage point on rate adjustments during any one year and five percentage points over the life of the loan. Our fixed-rate mortgage loans are generally originated on documentation and with terms that qualify them for resale to Freddie Mac.

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

         During the 2005 fiscal year, we began offering 100% loan-to-value ratio 1-4 family residential loans to our most creditworthy borrowers. Borrowers generally must qualify based on credit criteria, and they are required to obtain private mortgage insurance. The borrower pays a discount fee for these loans. During the year ended June 30, 2005, we originated $1.1 million in mortgages under this program.

         Multi-family, Commercial and Other Mortgage Loans. We originate non-residential mortgage loans, including loans on motels, churches, retail/service properties, apartment and condominium buildings, and other income-producing properties, including mixed-use properties combining residential and commercial space. We also originate loans secured by land. At June 30, 2005 we had approximately $2.5 million in land loans. We generally require a loan-to-value ratio no greater than 80% for non-residential mortgage loans. Typically these loans are made with amortization terms of up to twenty years. The majority of our non-residential mortgage loans are on properties located within our market area.

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

         Construction Lending. Essentially all of our construction lending is in our market areas. We will generally originate construction loans in an amount up to 75% of the appraised value for a multi-family, commercial or other real estate construction loan, and up to 80% for a one- to four-family residential construction loan. At June 30, 2005, substantially all of our construction loans were for construction of one- to four-family residences. Our residential construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for multi-unit or multi-house projects. We typically convert construction loans to individuals to permanent loans on completion of construction but do not require take-out financing prior to origination. We have no formal limits as to the number of projects a builder has under construction or development, and make a case by case determination on loans to builders and developers who have multiple projects under development. We occasionally make loans to builders for the construction of residences for which they do not yet have buyers. Our practice is to generally limit such loans to no more than two homes per builder.

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

         Other Consumer Loans. Other consumer loans offered by Osage Federal consist of loans secured by personal property, including savings account loans, and unsecured consumer loans. At June 30, 2005, we had approximately $238,000 of unsecured consumer loans including overdraft loans. We will generally lend up to 90% of the account balance on a savings account loan.

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

         Loans to One Borrower. Under federal law, savings institutions generally may only lend to one borrower an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of June 30, 2005, our loans to one borrower limit was approximately $1,750,000.

         Our largest single borrower had aggregate outstanding loans of approximately $1,114,000, representing two loans secured by a personal residence, two speculative residential construction loans, two rental duplexes, and an automobile loan. Our second largest borrower had aggregate outstanding balances of approximately $756,000, representing a permanent residence and a construction loan for a new permanent residence. Our third largest borrower had aggregate outstanding loans of approximately $551,000, representing five loans secured by a personal residence, commercial real estate and equipment. Our fourth largest borrower, a church, had an aggregate outstanding balance of $522,000, secured by the church building. Our fifth largest borrower had aggregate outstanding loans of $459,000, consisting of seven loans secured by residential real estate, both owner-occupied and rental and commercial real estate. Our sixth largest borrower had aggregate outstanding loans of $454,000, consisting of an automobile floor plan loan and commercial real estate. All these balances were as of June 30, 2005. We had no other exposures to any single borrower in excess of $450,000 at June 30, 2005. All these lending relationships were current and all were performing in accordance with the terms of their loans agreements as of June 30, 2005.

         Loan Originations, Purchases and Sales. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, and "walk-in" customers. We generally do not purchase loans from other institutions or use mortgage brokers.

         Historically, we have primarily originated our own loans and retained them in our portfolio. Gross loan originations totaled $33.1 million for the year ended June 30, 2005. In addition, we purchased participations totaling $225,000 during the year, of which $221,000 is currently outstanding. These are both nonresidential real estate loans. Our fixed-rate mortgage loans generally meet the secondary mortgage market standards of Freddie Mac. For the purposes of interest rate risk management, we may sell qualifying one- to four-family residential mortgages in the secondary market to Freddie Mac on a non-recourse basis with servicing retained. Management decides at the point of origination whether or not the loan will be sold and a commitment is made to Freddie Mac at that time for the individual loan. During the years ended June 30, 2005 and 2004, we sold $6.0 million and $10.0 million of loans, respectively, to Freddie Mac. Sales had increased during the last several years in connection with our efforts to mitigate interest rate risk associated with long-term, fixed-rate loans. As refinancing activity has slowed and as risk management needs change, however, we have reduced our loan sales. At June 30, 2005, loans serviced for the benefit of others totaled $42.2 million. This includes $269,000 of a local church loan participation sold to two financial institutions.

         Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of June 30, 2005, was approximately $3.7 million, excluding undisbursed portions of construction loans totaling $1.3 million.

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

Asset Quality

         Loan Delinquencies and Collection Procedures. The borrower is notified by both mail and telephone when a loan is sixteen days past due. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a loan is ninety days delinquent, it is referred to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

         As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is carried as a foreclosed asset held for sale until it is sold or otherwise disposed of. When foreclosed assets held for sale are acquired, they are recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2005, we had $32,000 of foreclosed assets held for sale.

         Loans are reviewed on a regular basis and are placed on non-accrual status when they are 90 days or more delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2005, we had approximately $87,000 of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses, and there were $10,000 of specific reserves relating to these loans at June 30, 2005.

         Non-Performing   Assets.  The  following  table  provides   information
regarding the Bank's non-performing loans and other non-performing assets.

                                                                  At June 30,
                                                              ------------------
                                                               2005        2004
                                                               ----        ----
                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  One-to-four family ...................................       $ 79        $ 11
  Consumer .............................................          8          --
                                                               ----        ----
     Total .............................................       $ 87        $ 11
                                                               ====        ====
Accruing loans which are contractually past
  due 90 days or more
  One-to-four family ...................................       $ --        $ --
                                                               ----        ----
     Total .............................................       $ --        $ --
                                                               ====        ====
Total non-performing loans .............................       $ 87        $ 11
                                                               ====        ====
Foreclosed assets held for sale ........................       $ 32        $ --
                                                               ====        ====
Total non-performing assets ............................       $119        $ 11
                                                               ====        ====

Total non-performing loans to net loans ................       0.13%       0.02%
                                                               ====        ====
Total non-performing loans to total assets .............       0.09%       0.01%
                                                               ====        ====
Total non-performing assets to total assets ............       0.12%       0.01%
                                                               ====        ====


         As of June 30, 2005, there were $95,000 in loans not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms and which may result in such loans being disclosed as non-performing in the future.

         During the year ended June 30, 2005, gross interest income of approximately $5,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and no interest on such loans was included in income for the year ended June 30, 2005.

         Classified Assets. Management, in compliance with OTS guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on a monthly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged off.

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

         Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets as of June 30, 2005. At June 30, 2005, $32,000 of the classified assets were foreclosed assets held for sale.

                                              At June 30,
                                                 2005
                                            --------------
                                            (In thousands)

Substandard.......................           $       193
Doubtful..........................                    --
Loss..............................                    --
                                             -----------
  Total...........................           $       193
                                             ===========

         At June 30, 2005, $98,000 of the loans classified as "substandard," are included under non-performing assets, as shown in the table on the preceding page. Management considers the remaining substandard assets to be adequately protected by the paying capacity and net worth of the borrower, or by the pledged collateral.

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

         This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. The level of allowance is based on estimates and the ultimate losses may vary from these estimates. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the OTS as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

         There were three loan charge-offs during 2005, including $8,000 related to consumer vehicles, and an $8,000 charge-off on an unsecured consumer loan. There were no real estate or commercial charge-offs.

         Analysis of Loan Loss Allowance. The following table sets forth information with respect to activity in the Bank's allowance for loan losses at the dates indicated:

                                                           For the Years Ended
                                                                 June 30,
                                                         -----------------------
                                                             2005         2004
                                                             ----         ----
                                                          (Dollars in thousands)
Allowance balance (at beginning of period).............. $    409     $    409
Charge-offs.............................................       16            6
Recoveries..............................................       --            6
                                                         --------     --------
Net (charge-offs) recoveries............................      (16)          --
Provision for loan losses...............................       --           --
                                                         --------     --------
Allowance balance (at end of period).................... $    393     $    409
                                                         ========     ========

Total loans outstanding................................. $ 67,096     $ 57,309
                                                         ========     ========
Average loans outstanding............................... $ 61,957     $ 51,054
                                                         ========     ========
Allowance for loan losses as a percent of total loans
   outstanding..........................................     0.59%        0.71%
                                                         ========     ========
Net loans charged off as a percent of average loans
   outstanding..........................................     0.03%          --%
                                                         ========     ========

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

                                                           At June 30,
                                              ----------------------------------
                                                    2005            2004
                                              -----------------  ---------------
                                                       Percent          Percent
                                                       of Loans         of Loans
                                                       to Total         to Total
                                               Amount    Loans   Amount   Loans
                                               ------    -----   ------   -----
                                                     (Dollars in thousands)
    At end of period allocated to:
    Real estate mortgage:
       One-to-four family...................    $ 189    72.1%   $  166   75.3%
       Multi-family, commercial
          and other.........................       89    11.2       139    9.1
    Construction............................       14     2.6        17    1.4
    Automobile .............................       57     6.6        48    6.5
    Second mortgage.........................       15     4.8        13    4.8
    Other consumer..........................       29     2.7        26    2.9
                                                -----   -----    ------  -----
         Total allowance....................    $ 393   100.0%   $  409  100.0%
                                                =====   =====    ======  =====

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

         Our securities portfolio at June 30, 2005 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States government or government agencies, other than our investment in the Shay Asset Management Fund Adjustable-Rate Mortgage Fund, a mutual fund which invests in adjustable-rate mortgage-backed securities, with a carrying value of approximately $11.7 million at June 30, 2005. All such mortgage-backed securities are either issued by U.S. government agencies or government-sponsored enterprises or rated in the two highest investment grades. This fund is rated AAA by Standard & Poor's.

         In April 2005, the Company initiated a strategy in which the Bank will use one-month Federal Home Loan Bank advances to fund the purchase of a select portfolio of available-for-sale fixed and variable-rate highly rated mortgage-related securities. All such securities must be rated "AA" or higher. The objective of this strategy is to leverage the Bank's capital and generate earnings without excessive exposure to interest rate risk. At June 30, 2005, the Bank had acquired $3.1 million in securities pursuant to this program. It is currently anticipated that the Bank will invest up to $53 million in mortgage-related securities under this program over the next three years.

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

         We do not currently use or maintain a trading account. Securities not classified as "held-to-maturity" are classified as "available-for-sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Approximately $8.1 million of our securities portfolio is pledged as collateral for deposits.

         Mortgage-Related Securities. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-related securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association, as well as by private corporate issuers. The portfolio also includes an investment in an adjustable rate mortgage mutual fund, with a carrying value of approximately $11.7 million at June 30, 2005.

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

         Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. At June 30, 2005, we had $1.9 million of mortgage-backed securities classified as "held-to-maturity," and $2.1 million of mortgage-backed securities classified as "available-for-sale."

         Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At June 30, 2005, we had collateralized mortgage obligations classified as "held-to-maturity" of $9.4 million, all of which were issued or guaranteed by U.S. government agencies or government-sponsored enterprises. Our securities portfolio also contained $1.0 million and $108,000 of private placement collateralized mortgage obligations classified as "available-for-sale" and "held-to-maturity," respectively.

         Other Securities. In addition, at June 30, 2005 we held an approximate investment of $1.1 million in Federal Home Loan Bank of Topeka common stock (this amount is not shown in the securities portfolio). As a member of the Federal Home Loan Bank of Topeka, ownership of Federal Home Loan Bank of Topeka common shares is required.

         The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.

                                                         At June 30,
                                                  --------------------------
                                                     2005            2004
                                                  ----------      ----------
                                                        (In thousands)
Securities Held-to-Maturity:
---------------------------
Mortgage-backed securities and CMOs............   $   11,379      $   15,712
                                                  ----------      ----------

Securities Available-for-Sale:
-----------------------------
Shay Adjustable-Rate Mortgage Fund(1)..........       11,723          11,490
Mortgage-backed securities and CMO's                   3,089              --
                                                  ----------      ----------
 Total.........................................   $   26,191      $   27,202
                                                  ==========      ==========


---------------
(1)  Consisting primarily of mortgage-related securities.

         The following table sets forth the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2005. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                     At June 30, 2005
                                --------------------------------------------------------------------------------
                                One Year or Less   One to Five Years  Over Five Years      Total Securities
                                ----------------   -----------------  ---------------  -------------------------
                                Carrying  Average   Carrying Average Carrying  Average  Carrying Average Market
                                 Value    Yield      Value   Yield     Value    Yield     Value  Yield   Value
                                 -----    -----      -----   -----     -----    -----     -----  -----   -----
                                                                    (Dollars in thousands)
Mortgage-backed securities and
    CMOs.......................  $   452   4.51%     $10,839   4.29%   $3,177    4.42%   $14,468   4.33% $14,304
Shay Adjustable-Rate
    Mortgage Fund (1)..........   11,723   3.42%          --               --             11,723   3.42%  11,723
                                 -------             -------           ------            -------         -------

  Total........................  $12,175   3.46%     $10,839   4.29%   $3,177    4.42%   $26,191   3.92% $26,028
                                 =======             =======           ======            =======         =======

________________________
(1)  Consisting primarily of mortgage-related securities.

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

         Deposits. Our current deposit products include checking, savings, money market, savings accounts, and certificates of deposit accounts ranging in terms from thirty days to sixty-one months, and individual retirement accounts with terms starting at eighteen months. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

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

         During fiscal year 2005, we began offering a high-yield checking account with a minimum balance of $50,000. In addition, we advertised premium rates for certificates of deposit with terms of 13, 25, and 61 months. Our strategy was to retain customers who are extremely rate-sensitive, without driving up rates on all of our standard certificate of deposit products. As of June 30, 2005, approximately 21% of our certificates are in these odd-termed categories.

         Deposit Distribution. The following table sets forth the average balance and the weighted average rates for each period on each category of deposits presented.

                                                 Year Ended June 30,
                                        ----------------------------------------
                                               2005                 2004
                                        -------------------   ------------------
                                                   Weighted             Weighted
                                        Average    Average    Average   Average
                                        Balance     Rate      Balance    Rate
                                        -------     ----      -------    ----
                                                 (Dollars in thousands)

Demand deposits...................      $ 2,999     0.00%     $ 3,337    0.00%
Interest-bearing  demand
    and NOW deposits..............        9,072     0.87        6,509    0.61
Money market savings..............       10,376     1.42       10,308    1.50
Savings accounts..................        4,243     0.77        4,860    0.99
Certificates of deposit...........       35,835     3.08       35,388    3.18
                                        -------     ----      -------    ----

    Total deposits................      $62,525     2.18%     $60,402    2.26%
                                        =======     ====      =======    ====

         Jumbo Certificates of Deposit. The following table shows the amount of certificates of deposit of $100,000 or more at Osage Federal, by time remaining until maturity as of June 30, 2005.

                                                          Certificates
        Maturity Period                                   of Deposits
        ---------------                                   -----------
                                                         (In thousands)

        Within three months.............................    $ 4,983
        Three through six months........................      1,507
        Six through twelve months.......................      1,169
        Over twelve months..............................      7,554
                                                            -------
                                                            $15,213
                                                            =======

         Approximately 29% of our deposits of $100,000 or more are municipal deposits for which we are required to pledge securities as collateral. Although these deposits may be subject to competitive bidding, they have been a stable source of funds in the past. No assurance can be given, however, that we will be able to retain these deposits in the future.

         Borrowings. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank (FHLB) of Topeka. We regularly make use of long-term FHLB advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio as part of our growth strategy. We are using our line of credit facility at FHLB as a short-term measure to fund the significant loan growth we have experienced. We have also borrowed $3.3 million from FHLB to purchase securities as part of the plan approved by the Board of Directors. (See the discussion in the Securities section.) These advances generally mature in 30 days. The long-term advances are non-amortizing, range in original terms from three to seven years and are laddered with approximately $1.0 million maturing every six months.

         Advances from the FHLB are typically secured by the FHLB stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities that are obligations of or guaranteed by the U.S. government. At June 30, 2005, our borrowing limit with the FHLB was approximately $40.3 million. Additional information regarding our FHLB advances is included under Note 8 of the Notes to the Consolidated Financial Statements.

         The following table sets forth information regarding the balances and rates on our FHLB advances.

                                                                At or for the
                                                             Year Ended June 30,
                                                             -------------------
                                                              2005       2004
                                                              ----       ----
                                                          (Dollars in thousands)

  Average balance outstanding, during the period.......      $14,583    $10,983
  Maximum amount outstanding
    at any month-end during the period.................      $21,650    $12,600
  Balance outstanding at end of period.................      $21,650    $12,600
  Weighted average interest rate during the period.....         4.56%      5.12%
  Weighted average interest rate at end of period......         4.27%      4.67%

Subsidiary Activity

         Osage Federal has no subsidiaries.

Personnel

         As of June 30, 2005, we had 29 full-time employees and no part-time employees. Our employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

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

         Osage Federal is the largest of the three financial institutions that have offices in Pawhuska, Oklahoma. Osage Federal is the third largest of the seven financial institutions that are headquartered or have branch offices in Bartlesville, Oklahoma. According to the FDIC data as of June 30, 2004, the latest date for which data is available, Osage Federal has the second largest share of FDIC-insured deposits in Osage County with 15.29% and the third largest share in Washington County. Such data does not reflect deposits at credit unions operating in these markets.

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

Regulation of Osage Federal Financial, Inc.

         General. Osage Federal Financial, Inc. is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act. It is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over Osage Federal Financial, Inc. and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to Osage Federal. This regulation is intended primarily for the protection of the depositors and not for the benefit of shareholders of Osage Federal Financial, Inc.

         Activities Restrictions. As a savings institution holding company and as a subsidiary holding company of a mutual holding company, Osage Federal Financial, Inc. is subject to statutory and regulatory restrictions on its business activities. The non-banking activities of Osage Federal Financial, Inc. and its non-savings institution subsidiaries are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non-banking activity or acquiring a company engaged in any such activities, Osage Federal Financial, Inc. must file with the OTS either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.

         Mergers and Acquisitions. Osage Federal Financial, Inc. must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Osage Federal Financial, Inc. to acquire control of a savings institution, the OTS will consider the financial and managerial resources and future prospects of Osage Federal Financial, Inc. and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community (including Osage Federal's performance under the Community Reinvestment Act) and competitive factors.

         Waivers of Dividends by Osage Federal MHC. OTS regulations require Osage Federal MHC to notify the OTS of any proposed waiver of its receipt of dividends from Osage Federal Financial, Inc. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings Bank subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings Bank, which restriction, if material, is disclosed in the public financial statements of the savings Bank as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of

Financial Accounting Standards No. 5, where the savings Bank determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings Bank in evaluating any proposed dividend under OTS capital distribution regulations.

         Osage Federal MHC has previously waived all dividends paid by Osage Federal Financial, Inc. and we anticipate that it will continue to do so. Under OTS regulations, our public shareholders would not be diluted because of any dividends waived by Osage Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Osage Federal MHC converts to stock form.

         Conversion of Osage Federal MHC to Stock Form. OTS regulations permit Osage Federal MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second-step conversion. In a second-step conversion a new holding company would be formed as the successor to Osage Federal Financial, Inc., Osage Federal MHC's corporate existence would end, and certain depositors of Osage Federal would receive the right to subscribe for shares of the new holding company. In a second-step conversion, each share of common stock held by shareholders other than Osage Federal MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that Osage Federal Financial, Inc. shareholders own the same percentage of common stock in the new holding company as they owned in Osage Federal Financial, Inc. immediately prior to the second-step conversion. Under OTS regulations, Osage Federal Financial, Inc. shareholders would not be diluted because of any dividends waived by Osage Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Osage Federal MHC converts to stock form. The total number of shares held by Osage Federal Financial, Inc. shareholders after a second step-conversion also would be increased by any purchases by Osage Federal Financial, Inc. shareholders in the stock offering of the new holding company conducted as part of the second-step conversion.

Regulation of Osage Federal

         General. As a federally chartered, FDIC-insured savings bank, Osage Federal is subject to extensive regulation by the OTS and the FDIC. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentages of various types of loans and investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank's mortgage documents.

         Osage Federal must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers with or acquisitions of other financial institutions. The OTS regularly examines Osage Federal and prepares reports to Osage Federal's Board of Directors on deficiencies, if any, found in its operations.

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund insures the deposits of commercial banks and the Savings Association

Insurance Fund insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the Bank Insurance Fund or the Savings Association Insurance Fund or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on Bank Insurance Fund and Savings Association Insurance Fund members. The assessment rate for most savings institutions, including Osage Federal, is currently 0%.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         In addition, the OTS may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take action to increase its capital ratios. If the savings institution's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OTS may restrict its activities.

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

         Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the

OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not
limited   to,   restrictions   on   growth,   investment   activities,   capital
distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings institution that is a subsidiary of a savings and loan holding company, such as Osage Federal, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings institution must file an application for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not be adequately capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulations.

         The OTS may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

         Osage Federal will be required to file a capital distribution notice or application with the OTS before paying any dividend to Osage Federal Financial, Inc. However, capital distributions by Osage Federal Financial, Inc., as a savings and loan holding company, will not be subject to the OTS capital distribution rules.

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a "domestic building and loan Bank" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners' Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. Osage Federal met the qualified thrift lender test as of June 30, 2005 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

         Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, extensions of credit to affiliates and purchases from affiliates are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

         Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including Osage Federal, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the OTS to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by Osage Federal. An unsatisfactory Community Reinvestment Act examination rating may be used by the OTS as the basis for the denial of an application. Osage Federal received a satisfactory Community Reinvestment Act rating in its most recent Community Reinvestment Act examination by the OTS.

         Federal Home Loan Bank System. Osage Federal is a member of the FHLB of Topeka, which is one of twelve regional FHLB's. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

         As a member, Osage Federal is required to purchase and maintain stock in the FHLB of Topeka in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances. We are in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

         The FHLB's are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.

Item 2.   Description of Property
---------------------------------

         At June 30, 2005, our net investment in property and equipment totaled $1.2 million. We use an outside service company for data processing. The following table sets forth the location of our main office and branch office, the year the offices were opened and the net book value of each office.

                                            Year
                                          Facility  Leased or  Net Book Value at
     Office Location                       Opened     Owned      June 30, 2005
     ---------------                       ------     -----      -------------
                                                                 (In thousands)

     Main Office                            1978      Owned          $687
     239 East Main Street
     Pawhuska, OK  74056

     Branch Office                          1991      Owned          $429
     3309 S.E. Frank Phillips Boulevard
     Bartlesville, OK  74005

Item 3.   Legal Proceedings
---------------------------

         Osage Federal, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the bank. There were no lawsuits pending or known to be contemplated against Osage Federal at June 30, 2005 that would have a material effect on our financial condition, operations, income or cash flows.

Item 4.   Submission of Matters to a Vote of Security-Holders
-------------------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2005.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         (a) Market Information. The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2005 (the "Annual Report") filed as Exhibit 13 to this Annual Report on Form 10-KSB is incorporated herein by reference. During the period under report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

         (b)  Use of Proceeds.  Not applicable.

         (c)  Issuer Purchases of Equity Securities.

                                                                         (c) Total Number        (d) Maximum Number
                                                                           of Shares (or Units)  (or Approximate Dollar
                                                            (b)          Purchased as Part Of    Value) of Shares (or
                                 (a)  Total  Number    Average Price          Publicly           Units) that May Yet Be
                                    Of Shares (or      Paid per Share      Announced Plans        Purchased Under the
Period                             Units) Purchased       (or Unit)         or Programs (1)         Plans or Programs
------                             ----------------       ---------         ---------------         -----------------
April 1 through 30, 2005                21,000             $14.06               30,100                   15,526

May 1 through 31, 2005                     ---                ---                  ---                      ---

June 1 through 30, 2005                    ---                ---                  ---                      ---
                                        ------             ------               ------                   ------

Total                                   21,000             $14.06               30,100                   15,526
                                        ======             ======               ======                   ======

_________________
(1)  Purchased by Osage Federal Bank 2004 Restricted Stock Plan Trust.

Item 6.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.   Financial Statements
------------------------------

         The Company's consolidated financial statements are incorporated herein by reference from the Annual Report.

Item 8.   Changes in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

         Not applicable.

Item 8A.  Controls and Procedures.
---------------------------------

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

Item 8B.  Other Information.
---------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated herein by reference.

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

Item 10.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Principal Holders" Holders" of the Proxy Statement.

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

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                   (a)
                                                                         (b)                     (c)
                                                                                             Number of securities
                                          Number of securities      Weighted-average       remaining available for
                                            to be issued upon      exercise price of     future issuance under
                                               exercise of            outstanding        equity compensation plans
                                          outstanding options,     options, warrants       (excluding securities
                                           warrants and rights         and rights          reflected in column (a))
                                           -------------------         ----------          ------------------------
    Equity compensation plans
       approved by security holders
       2004 Stock Option Plan..........         102,656                $12.10                      11,409
       2004 Restricted Stock Plan......          41,060                    na                       4,566

    Equity compensation plans
      not approved by security
      holders..........................              na                    na                          na
                                                -------                ------                      ------

         TOTAL.........................         143,716                $12.10                      15,975
                                                =======                ======                      ======

Item 12.   Certain Relationships and Related Transactions
---------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13.   Exhibits
-------------------

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

          10.7+   Director Supplemental Income Plan and Split Dollar  Agreements
                  with Gary Strahan **
          10.8+   Osage Federal Financial, Inc. 2004 Stock Option Plan ***
          10.9+   Osage Federal Bank 2004 Restricted Stock Plan ***
          13      Annual  Report  to  Shareholders  for  the  fiscal  year ended
                  June 30, 2005
          21      Subsidiaries of the Registrant
          23      Consent of Independent Auditors
          31.1    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer
          31.2    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officer
          32      Section 1350 Certification
______________________
+    Management or compensatory plan required to be filed as an exhibit.
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-111219) originally filed with the Securities and Exchange Commission on December 16, 2003.
** Incorporated by reference from Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 14, 2004.
*** Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-121866).

Item 14.   Principal Accountant Fees and Services
-------------------------------------------------

         The   information   set  forth  under  the  caption   "Proposal  II  --
Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OSAGE FEDERAL FINANCIAL, INC.

Date:   September 23, 2005            By:  /s/ Mark S. White
                                           -------------------------------------
                                           Mark S. White
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Mark S. White                                 Date: September 23, 2005
      -----------------------------------------------
      Mark S. White
      President, Chief Executive Officer and Director
      (Principal Executive Officer)

By:   /s/ Milton V. Labadie                             Date: September 23, 2005
      -----------------------------------------------
      Milton V. Labadie
      Chairman of the Board and Director

By:   /s/ Sue Allen Smith                               Date: September 23, 2005
      -----------------------------------------------
      Sue Allen Smith
      Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)

By:   /s/ Mark A. Formby                                Date: September 23, 2005
      -----------------------------------------------
      Mark A. Formby
      Director

By:   /s/ Martha M. Hayes                               Date: September 23, 2005
      -----------------------------------------------
      Martha M. Hayes
      Director

By:   /s/ Harvey Payne                                  Date: September 23, 2005
      -----------------------------------------------
      Harvey Payne
      Director

By:   /s/ Gary Strahan                                  Date: September 23, 2005
      -----------------------------------------------
      Gary Strahan
      Director

By:   /s/ Richard Trolinger                             Date: September 23, 2005
      -----------------------------------------------
      Richard Trolinger
      Director