Form 10QSB
period 2005-09-30
OSAGE FEDERAL FINANCIAL INC
filed 2005-11-10
CIK 1272771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 0-50666
                                                -------

                          OSAGE FEDERAL FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         UNITED STATES                                       27-0080039
--------------------------------                     --------------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


     As of September 30, 2005, there were 2,281,313 shares of the Registrant's common stock, par value $.10 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [X]

                          OSAGE FEDERAL FINANCIAL, INC.

                               PAWHUSKA, OKLAHOMA

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (Unaudited)
   and June 30, 2005                                                           3
Consolidated Statements of Income - (Unaudited) for the three
   months ended September 30, 2005 and 2004                                    4
Consolidated Statements of Cash Flows - (Unaudited) for the three
   months ended September 30, 2005 and 2004                                    5
Notes to Consolidated Financial Statements (Unaudited)                         7

Item 2.  Management's Discussion and Analysis or Plan of Operation             9

Item 3.  Controls and Procedures                                              13

PART II. OTHER INFORMATION
-------

Item 6.  Exhibits                                                             14

Signatures                                                                    15

ITEM 1.  FINANCIAL STATEMENTS

                          OSAGE FEDERAL FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                             SEPTEMBER 30,      JUNE 30,
                                                                                 2005             2005
                                                                            -------------    -------------
                                                                             (unaudited)
    Cash and due from banks                                                 $     423,355    $     600,208
    Interest bearing deposits with banks                                        1,243,712        1,623,837
                                                                            -------------    -------------

        Cash and cash equivalents                                               1,667,067        2,224,045

    Available-for-sale securities                                              18,406,533       14,812,020
    Held-to-maturity securities                                                10,107,291       11,378,513
    Mortgage loans held for sale                                                  218,500               --
    Loans, net                                                                 68,579,274       65,356,288
    Premises and equipment                                                      1,206,110        1,234,408
    Foreclosed assets held for sale, net                                           90,226           31,592
    Interest receivable                                                           366,661          354,516
    Federal Home Loan Bank stock, at cost                                       1,358,800        1,082,500
    Bank owned life insurance                                                   2,031,026        2,011,772
    Other                                                                         236,504          207,540
                                                                            -------------    -------------

               Total assets                                                 $ 104,267,992    $  98,693,194
                                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits                                                            $  62,205,213    $  62,083,797
        Federal Home Loan Bank advances                                        26,900,000       21,650,000
        Advances from borrowers held in escrow                                    908,812          754,927
        Accrued interest and other liabilities                                    481,184          459,420
        Deferred income taxes                                                      39,975           91,795
                                                                            -------------    -------------

               Total liabilities                                               90,535,184       85,039,939
                                                                            -------------    -------------

    COMMITMENTS AND CONTINGENCIES                                                      --               --
    EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP (6,077 SHARES)                  69,397           69,397
    STOCKHOLDERS' EQUITY
        Preferred stock, $.10 par value (5,000,000 shares authorized;
          none outstanding)                                                            --               --
        Common stock, $.10 par value (20,000,000 shares authorized;
          2,281,313 shares issued and outstanding, net of 54,751
          allocated and unallocated ESOP shares at September 30, 2005 and
          June 30, 2005)                                                          222,656          222,656
        Additional paid-in capital                                              5,286,421        5,275,189
        Retained earnings                                                       8,323,674        8,229,727
        Accumulated other comprehensive loss                                     (169,340)        (143,714)
                                                                            -------------    -------------

               Total stockholders' equity                                      13,663,411       13,583,858
                                                                            -------------    -------------

               Total liabilities and stockholders' equity                   $ 104,267,992    $  98,693,194
                                                                            =============    =============

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                            2005          2004
                                                         ----------   ----------
                                                               (unaudited)
INTEREST INCOME
    Loans                                                $1,084,179   $  942,180
    Available-for-sale securities                           149,540       69,426
    Held-to-maturity securities                             112,453      148,141
    Deposits with other financial institutions                7,292        1,277
    Other                                                    13,876        6,888
                                                         ----------   ----------
       Total interest income                              1,367,340    1,167,912
                                                         ----------   ----------
INTEREST EXPENSE
    Deposits                                                361,106      333,689
    Advances from Federal Home Loan Bank                    256,231      164,533
                                                         ----------   ----------
       Total interest expense                               617,337      498,222
                                                         ----------   ----------

NET INTEREST INCOME                                         750,003      669,690
Provision for loan losses                                        --           --
                                                         ----------   ----------
Net interest income after provision for loan losses         750,003      669,690
                                                         ----------   ----------
NONINTEREST INCOME
    Service charges on deposit accounts                     101,835      100,824
    Other service charges and fees                           16,226       14,936
    Gain on sale of mortgage loans                           22,608       17,013
    Net loan servicing fees                                   7,232        7,571
    Other income                                             28,275       30,224
                                                         ----------   ----------
       Total noninterest income                             176,176      170,568
                                                         ----------   ----------
NONINTEREST EXPENSE
    Salaries and employee benefits                          387,984      346,649
    Net occupancy expense                                    70,553       73,850
    Deposit insurance premium                                 2,204        2,548
    Other operating expenses                                202,609      176,205
                                                         ----------   ----------
       Total noninterest expense                            663,350      599,252
                                                         ----------   ----------
INCOME BEFORE INCOME TAXES                                  262,829      241,006

PROVISION FOR INCOME TAXES                                   96,910       83,828
                                                         ----------   ----------

NET INCOME                                               $  165,919   $  157,178
                                                         ==========   ==========

BASIC EARNINGS PER SHARE                                 $     0.08   $     0.07
                                                         ==========   ==========
FULLY DILUTED EARNINGS PER SHARE                         $     0.07   $     0.07
                                                         ==========   ==========
CASH DIVIDENDS PAID PER SHARE                            $     0.11   $     0.05
                                                         ==========   ==========

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        --------------------------
                                                                           2005          2004
                                                                        -----------    -----------
                                                                               (unaudited)
OPERATING ACTIVITIES
    Net income                                                          $   165,919    $   157,178
    Items not requiring (providing) cash
       Depreciation                                                          28,790         31,284
       Amortization                                                          26,759         30,711
       Restricted stock plan expense                                         24,841             --
       Deferred income taxes                                                (20,759)       (13,425)
       Gain on sale of mortgage loans                                       (22,608)       (17,013)
       Gain on sale of foreclosed assets held for sale                       (1,806)          (391)
       Dividends on available-for-sale mutual funds                        (108,015)       (69,426)
       Stock dividends on Federal Home Loan Bank stock                      (13,800)        (6,800)
       Increase in cash surrender value of bank owned life insurance        (19,254)       (20,427)
    Originations of loans held for delivery against commitments          (3,037,420)    (2,210,867)
    Proceeds from nonrecourse sale of loans held for delivery against
      commitments                                                         2,830,183      1,642,066
    Changes in
       Interest receivable                                                  (12,145)       (20,947)
       Other assets                                                         (37,094)          (268)
       Accrued interest and other liabilities                                 6,409        (45,869)
                                                                        -----------    -----------

           Net cash used in operating activities                           (190,000)      (544,194)
                                                                        -----------    -----------

INVESTING ACTIVITIES
    Net change in loans                                                  (3,289,214)    (2,932,520)
    Purchases of premises and equipment                                        (492)        (8,137)
    Purchase of Federal Home Loan Bank stock                               (262,500)       (65,000)
    Proceeds from sale of foreclosed assets                                   9,400         16,699
    Purchases of available-for-sale securities                           (4,067,992)            --
    Proceeds from maturities and paydowns of held-to-maturity
      securities                                                          1,269,084      1,389,869
    Proceeds from maturities and paydowns of available-for-sale
      securities                                                            535,017             --
                                                                        -----------    -----------

           Net cash  used in investing activities                        (5,806,697)    (1,599,089)
                                                                        -----------    -----------

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                      2005               2004
                                                                   -----------    -----------
                                                                          (Unaudited)
FINANCING ACTIVITIES
    Net increase (decrease)  in demand, money market, NOW and
      savings deposits                                             $   349,783    $  (497,394)
    Net decrease in certificates of deposit                           (228,367)       (90,335)
    Net increase in Federal Home Loan Bank short-term borrowings     3,250,000        400,000
    Proceeds from Federal Home Loan Bank advances                    3,000,000      4,000,000
    Repayments of Federal Home Loan Bank advances                   (1,000,000)    (2,000,000)
    Net increase  in advances from borrowers held in escrow             53,885        230,220
    Payment of dividends (net of restricted stock dividends)           (71,972)       (34,220)
    Purchase of shares for restricted stock plans                      (13,610)            --
                                                                   -----------    -----------
           Net cash provided by financing activities                 5,439,719      2,008,271
                                                                   -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (556,978)      (135,012)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       2,224,045      1,592,991
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 1,667,067    $ 1,457,979
                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOWS INFORMATION

    Real estate and other assets acquired in settlement of loans   $    66,228    $    18,844

    Interest paid                                                  $   615,256    $   498,111

    Income taxes paid                                              $   162,860    $        --

    Mutual fund dividends reinvested                               $   108,015    $    69,426


                          OSAGE FEDERAL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       OSAGE FEDERAL FINANCIAL, INC.

         Osage Federal Financial, Inc. (the "Company") was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank (the "Bank") in connection with the Bank's mutual holding company reorganization. On March 31, 2004, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company. The Company sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. At September 30, 2005, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities.

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of income and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The balance sheet of the Company as of June 30, 2005 has been derived from the audited balance sheet of the Company as of that date. The statements of income for periods presented is not necessarily indicative of the results which may be expected for the entire year.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005 filed with the Securities and Exchange Commission.

2.       EARNINGS PER SHARE

         Earnings per share (EPS) were computed as follows for the quarters ended September 30:
                                                            2005         2004
                                                         ----------   ----------

             Net income                                  $  165,919   $  157,178
                                                         ----------   ----------

             Average common shares outstanding            2,202,441    2,226,562
                                                         ----------   ----------
             Average common diluted shares outstanding    2,214,072    2,226,562
                                                         ----------   ----------

             Basic earnings per share                    $     0.08   $     0.07
                                                         ==========   ==========
             Fully diluted earnings per share            $     0.07   $     0.07
                                                         ==========   ==========

3.       PLAN OF MUTUAL HOLDING COMPANY REORGANIZATION AND STOCK ISSUANCE

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

         Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At September 30, 2005, $426,900 in such costs had been incurred.

4.       OTHER COMPREHENSIVE INCOME

         Other comprehensive income is comprised of the following:

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------
                                                               (Unaudited)
      NET INCOME                                         $ 165,919    $ 157,178
                                                         ---------    ---------
      OTHER COMPREHENSIVE INCOME (LOSS)
          Unrealized gain (loss) on available-for-sale
            securities, net of income taxes                (25,626)         (29)
                                                         ---------    ---------
      COMPREHENSIVE INCOME                               $ 140,293    $ 157,149
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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND JUNE 30, 2005

         Our total assets increased by $5.6 million to $104.3 million at September 30, 2005 from $98.7 million at June 30, 2005 primarily due to a $3.6 million, or 24.3%, increase in available-for-sale securities and a $3.2 million, or 4.9%, increase in loans receivable, net. These increases were partially offset by a $1.3 million, or 11.2%, decrease in held-to-maturity securities and a $557,000, or 25.0%, decrease in cash and cash equivalents. Loans receivable, net increased to $68.6 million at September 30, 2005 from $65.4 million at June 30, 2005. This increase in loans receivable, net primarily resulted from a $1.6 million, or 3.0%, increase in one- to four-family mortgages. There were increases in almost all other categories of loans, including mortgages secured by junior liens (a $436,000 increase) and automobile loans (a $334,000 increase). Loans held for sale were $219,000 at September 30, 2005. There were no loans held for sale at June 30, 2005. We are selling some of our one- to four-family loans in the secondary market where we anticipate the borrower will be in the home for a long period of time. Cash and cash equivalents decreased to $1.7 million (consisting primarily of our Federal Home Loan Bank ("FHLB") demand account) at September 30, 2005 from $2.2 million at June 30, 2005. Total securities increased to $28.5 million at September 30, 2005 from $26.2 million at June 30, 2005. Beginning in the fourth quarter 2005, the Company undertook a wholesale strategy using short-term FHLB advances to acquire a diversified portfolio of high-quality fixed- and variable-rate mortgage-related securities. This program will likely extend over the next few years. Our objective is to build an interest-sensitive investment portfolio that will enhance earnings in all rate environments. As of September 30, 2005, we had acquired $6.6 million of these securities. Normal paydowns on these and our held-to-maturity securities partially offset these purchases.

         Our total liabilities increased $5.5 million, or 6.5% mostly due to an increase in FHLB advances to $26.9 million at September 30, 2005, from $21.7 million at June 30, 2005, a $5.3 million, or 24.2% increase. Advances used to fund our investment program comprised $6.9 million of the total advances, increasing $3.7 million from program advances at June 30, 2005. Deposits increased $121,000 to $62.2 million at September 30, 2005 from $62.1 million at June 30, 2005. NOW and non-interest bearing deposits increased $780,000, partially offset by small decreases in money market, passbook savings, and certificates of deposit balances. We have been promoting our high-yield checking account, as well as 9-,13-,25-, and 61-month certificates to counter strong rate competition from area financial institutions.

         Stockholders' equity increased $80,000 to $13.7 million at September 30, 2005 from $13.6 million at June 30, 2005, primarily due to income of $166,000 for the three months ended September 30, 2005. The Company paid a cash dividend of $0.11 per share to stockholders other than Osage Federal MHC, or $72,000 (net of restricted stock dividends of $3,000), in the quarter ending September 30, 2005.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         GENERAL. Net income for the three months ended September 30, 2005 was $166,000 ($0.07 per diluted share), a $9,000, or 5.7%, increase compared to net income of $157,000 ($0.07 per diluted share) for the three months ended September 30, 2004. The increase in net income resulted mainly from an increase in net interest income, partly offset by an increase in noninterest expense. Earnings per diluted share remained flat due to an increase in common stock equivalents.

         INTEREST INCOME. Total interest income increased by $199,000, or 17.1%, to $1.4 million for the three months ended September 30, 2005 from $1.2 million for the same period in 2004 primarily due to a 19 basis point increase in average yield on interest-earning assets, The yield on earning assets for the period was 5.58% compared to a yield of 5.39% in the same period in 2004. The average balance of total interest-earning assets increased $11.0 million from the three months ended September 30, 2004.

         The primary factor for the increase in interest income was a $142,000, or 15.1% increase in interest from loans. Average loans increased $9.9 million, or 17.3%, from $57.4 million in 2004 to $67.3 million in 2005. Partially offsetting this balance change was a 14 basis point decline in the average yield on loans to 6.40% for the 2005 period from 6.54% in the 2004 period, reflecting continuing low long-term interest rates.

         Our average investment portfolio and cash investments totaled $28.8 million for the three months ended September 30, 2005, a $624,000 or 2.2% increase from the same period in 2004. The yield on these investments improved to 3.71% compared to 3.09% in 2004. This yield increase is attributable to general short-term interest rate increases as well as higher yields on new securities purchases.

         INTEREST EXPENSE. Total interest expense increased $119,000, or 23.9%, to $617,000 for the three months ended September 30, 2005 from $498,000 for the three months ended September 30, 2004. The increase in interest expense resulted from a 27 basis point increase in the average cost of interest-bearing liabilities combined with a $9.3 million, or 12.9%, increase in the average balance, to $81.8 million for the 2005 period compared to $72.5 million for the 2004 period. The increase in the average cost of interest-bearing liabilities was most notably due to short-term market rate increases. We had $11.9 million of short-term advances at September 30, 2005 which are subject to rate increases every 30 days or more frequently. Interest-bearing deposits were down $545 thousand between the two quarters, with certificates of deposit accounting for a $1.5 million increase. For the same time periods, money market savings account balances dropped $4.7 million. Most of this decline was the result of public fund disbursements, which had been anticipated. Interest-bearing checking balances increased $2.4 million, due to the introduction of our high-yield checking account. Average rates on certificates are up 17 basis points between the two periods.

         Interest expense on FHLB advances increased $92,000 for the three months ended September 30, 2005, or 55.7%, compared to the three months ended September 30, 2004, reflecting an increase in the average balance of advances to $23.6 million for the 2005 period from $13.8 million for the 2004 period, partially offset by a 45 basis point decrease in the average cost. As older advances have matured, we have been able to replace them with lower-rate advances.

         NET INTEREST INCOME. Net interest income increased by $80,000, or 12.0%, to $750,000 for the three months ended September 30, 2005 from $670,000 for the three months ended September 30, 2004. The net interest rate spread decreased to 2.58% for the 2005 period from 2.66% for the 2004 period, while the net interest margin decreased to 3.06% from 3.09%. The decreases in spread and margin reflect our wholesale strategy using available-for-sale investments and short-term advances. This plan, which should increase net interest income, will have the effect of lowering our net interest spread and net interest margin over time.

         PROVISION FOR LOAN LOSSES. There were no provisions for loan losses for either the three months ended September 30, 2005 or 2004. There were $10,000 of net charge-offs in the three months ended September 30, 2005 and less than $1,000 in the same period in 2004. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $384,000 at September 30, 2005 and $408,000 at September 30, 2004, and as a percentage of total loans outstanding was 0.56%. and 0.68% at September 30, 2005 and 2004, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding.

         Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2005 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the level of loan losses will be sufficient to offset any future loan losses.

         NONINTEREST INCOME. Noninterest income increased to $176,000 for the three months ended September 30, 2005 from $171,000 for the three months ended September 30, 2004. Gains on sales of mortgage loans were up $6,000 due to higher loan volumes sold, and all other noninterest income categories changed only slightly.

         NONINTEREST EXPENSE. Noninterest expense was $663,000 for the three months ended September 30, 2005, increasing $64,000 from $599,000 for the three months ended September 30, 2004. Salaries and benefits increased $41,000, or 11.9%. The addition of the stock option plan and restricted stock plan increased expenses by $39,000. These plans were approved by the shareholders November 17, 2004. Regular salaries increased $10,000, reflecting normal salary increases. These increases were partially offset by a decline in medical insurance costs. Other operating expenses increased $26,000 primarily as a result of a $10,000 increase in audit and other SEC filing expenses, and a $7,000 increase in advertising relating to deposit products.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $13,000, or 15.6%, reflecting an increase in pretax income. The effective tax rate was 37% for the three months ended September 30, 2005, and 35% for the three months ended September 30, 2004. The increase in our effective tax rate primarily reflects some nondeductible compensation expense.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At September 30, 2005, the total approved loan origination commitments outstanding amounted to $2.2 million. At the same date, construction loans in process were $812,000. We also had $779,000 of unfunded commitments on lines of credit on that date. We had commitments to sell loans to Freddie Mac of $477,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2005, totaled $16.8 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at September 30, 2005, our total collateralized borrowing limit was $41.8 million of which we had $26.9 million outstanding, giving us the ability at September 30, 2005 to borrow an additional $14.9 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS
         --------

         The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

         NUMBER   DESCRIPTION
         3(i)     Articles of Incorporation * 3(ii) Bylaws *
         4        Form of Common Stock Certificate *
         10.1     Executive Salary Continuation Plan and Split Dollar Agreements with Mark S.
                  White**
         10.2     Executive Salary Continuation Plan and Split Dollar Agreements with Richard
                  Trolinger**
         10.3     Executive Salary Continuation Plan and Split Dollar Agreements with Martha
                  Hayes**
         10.4     Executive Salary Continuation Plan and Split Dollar Agreements with Sue Allen
                  Smith**
         10.5     Director Supplemental Income Plan and Split Dollar Agreements with
                  Mark A. Formby**
         10.6     Director Supplemental Income Plan and Split Dollar Agreements with
                  Harvey Payne**
         10.7     Director Supplemental Income Plan and Split Dollar Agreements with
                  Gary Strahan**
         10.8     Osage Federal Financial, Inc. 2004 Stock Option Plan***
         10.9     Osage Federal Bank 2004 Restricted Stock Plan***
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification
         ---------------
          *    Incorporated  by  reference  from the  Registrant's  Registration
               Statement on Form SB-2 (File No. 333-111219).
          **   Incorporated  by  reference  from the  Quarterly  Report  on Form
               10-QSB for the Quarter Ended March 31, 2005.
          ***  Incorporated  by  reference  to  the   Registrants   Registration
               Statement on Form S-8 (File No. 333-121866).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OSAGE FEDERAL FINANCIAL, INC.



Date: November 10, 2005             /s/ Mark S. White
                                    --------------------------------------------
                                    Mark S. White, President
                                    (Duly Authorized Representative)


Date: November 10, 2005             /s/ Sue Allen Smith
                                    --------------------------------------------
                                    Sue Allen Smith, Vice President
                                    (Principal Financial Officer)