Form 10QSB
period 2005-12-31
OSAGE FEDERAL FINANCIAL INC
filed 2006-02-10
CIK 1272771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                         ______________________________

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 2005
                                    -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________ to _________

                         Commission File Number 0-50666
                                                -------

                          OSAGE FEDERAL FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         United States                                           27-0080039
 ------------------------------                              -------------------
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


         As  of  December  31,  2005,   there  were  2,287,017   shares  of  the
Registrant's common stock, par value $.10 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ]  No [X ]

                          OSAGE FEDERAL FINANCIAL, INC.

                               PAWHUSKA, OKLAHOMA

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

Consolidated Balance Sheets as of December 31, 2005 (Unaudited) and June 30, 2005            3
Consolidated Statements of Income - (Unaudited) for the three and six months ended
         December 31, 2005 and 2004                                                          4
Consolidated Statements of Cash Flows - (Unaudited) for the six months ended
         December 31, 2005 and 2004                                                          5
Notes to Consolidated Financial Statements (Unaudited)                                       7

Item 2.  Management's Discussion and Analysis or Plan of Operation                           9

Item 3.  Controls and Procedures                                                            13

PART II.     OTHER INFORMATION
-------

Item 4.  Submission of Matters to a Vote of Security Holders                                14

Item 6.  Exhibits                                                                           14

Signatures                                                                                  15

ITEM 1.  FINANCIAL STATEMENTS

                          OSAGE FEDERAL FINANCIAL, INC.
                           Consolidated Balance Sheets

Assets
                                                                             December 31,      June 30,
                                                                                2005             2005
                                                                           ------------------------------
                                                                              (unaudited)
    Cash and due from banks                                                $     581,300    $     600,208
    Interest bearing deposits with banks                                       2,097,476        1,623,837
                                                                           -------------    -------------
        Cash and cash equivalents                                              2,678,776        2,224,045

    Available-for-sale securities                                             19,140,360       14,812,020
    Held-to-maturity securities                                                9,202,337       11,378,513
    Loans, net                                                                69,619,550       65,356,288
    Premises and equipment                                                     1,179,102        1,234,408
    Foreclosed assets held for sale, net                                          76,383           31,592
    Interest receivable                                                          390,220          354,516
    Federal Home Loan Bank stock, at cost                                      1,565,600        1,082,500
    Bank owned life insurance                                                  2,049,115        2,011,772
    Income taxes refundable                                                       13,600               --
    Other                                                                        211,799          207,540
                                                                           -------------    -------------
               Total assets                                                $ 106,126,842    $  98,693,194
                                                                           =============    =============

Liabilities and Stockholders' Equity

    Liabilities
        Deposits                                                           $  60,510,755    $  62,083,797
        Federal Home Loan Bank advances                                       30,950,000       21,650,000
        Advances from borrowers held in escrow                                   517,772          754,927
        Accrued interest and other liabilities                                   265,822          459,420
        Dividends payable                                                        690,098               --
        Deferred income taxes                                                     65,686           91,795
                                                                           -------------    -------------
               Total liabilities                                              93,000,133       85,039,939
                                                                           -------------    -------------

    Commitments and Contingencies                                                     --               --
    Equity Received from Contributions to the ESOP (13,417 shares at
       December 31, 2005, and 6,077 shares at June 30, 2005)                     163,470           69,397
    Stockholders' Equity
        Preferred stock, $.10 par value (5,000,000 shares authorized;
          none outstanding)                                                           --               --
        Common stock, $.10 par value (20,000,000 shares authorized;
          2,287,017 and 2,281,313 shares issued and outstanding at
          December 31, 2005 and June 30, 2005, respectively, net of
          54,751 allocated and unallocated ESOP shares for both periods)         223,226          222,656
        Additional paid-in capital                                             5,217,880        5,275,189
        Retained earnings                                                      7,718,691        8,229,727
        Accumulated other comprehensive loss                                    (196,558)        (143,714)
                                                                           -------------    -------------
               Total stockholders' equity                                     12,963,239       13,583,858
                                                                           -------------    -------------
               Total liabilities and stockholders' equity                  $ 106,126,842    $  98,693,194
                                                                           =============    =============

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                        Consolidated Statements of Income

                                                                     Three Months Ended        Six Months Ended
                                                                        December 31,             December 31,
                                                                  -------------------------------------------------
                                                                     2005         2004         2005         2004
                                                                  ----------   ----------   ----------   ----------
                                                                        (unaudited)               (unaudited)
    Interest Income
        Loans                                                     $1,125,589   $  963,542   $2,209,768   $1,905,722
        Available-for-sale securities                                180,136       75,253      329,676      144,679
        Held-to-maturity securities                                  102,491      135,878      214,944      284,019
        Deposits with other financial institutions                    18,211        2,687       13,399        3,964
        Other                                                          6,107        7,791       32,087       14,679
                                                                  ----------   ----------   ----------   ----------
           Total interest income                                   1,432,534    1,185,151    2,799,874    2,353,063
                                                                  ----------   ----------   ----------   ----------

    Interest Expense
        Deposits                                                     359,415      337,922      720,521      671,611
        Advances from Federal Home Loan Bank                         313,684      161,979      569,915      326,512
                                                                  ----------   ----------   ----------   ----------
           Total interest expense                                    673,099      499,901    1,290,436      998,123
                                                                  ----------   ----------   ----------   ----------

    Net Interest Income                                              759,435      685,250    1,509,438    1,354,940
    Provision for loan losses                                         12,000           --       12,000           --
                                                                  ----------   ----------   ----------   ----------
    Net interest income after provision for loan losses              747,435      685,250    1,497,438    1,354,940
                                                                  ----------   ----------   ----------   ----------

    Noninterest Income
        Service charges on deposit accounts                          104,064       86,121      205,899      186,945
        Other service charges and fees                                13,867       14,359       30,093       29,295
        Gain on sale of mortgage loans                                11,615       15,084       34,223       32,097
        Net loan servicing fees                                        7,605        8,523       14,837       16,094
        Other income                                                  28,708       29,468       56,983       59,692
                                                                  ----------   ----------   ----------   ----------
           Total noninterest income                                  165,859      153,555      342,035      324,123
                                                                  ----------   ----------   ----------   ----------

    Noninterest Expense
        Salaries and employee benefits                               399,497      359,918      787,481      706,567
        Net occupancy expense                                         69,571       65,087      140,124      138,937
        Deposit insurance premium                                      2,146        2,330        4,350        4,878
        Other operating expenses                                     195,518      199,877      398,127      376,082
                                                                  ----------   ----------   ----------   ----------
           Total noninterest expense                                 666,732      627,212    1,330,082    1,226,464
                                                                  ----------   ----------   ----------   ----------

    Income Before Income Taxes                                       246,562      211,593      509,391      452,599

    Provision for Income Taxes                                        84,494       67,166      181,404      150,994
                                                                  ----------   ----------   ----------   ----------

    Net Income                                                    $  162,068   $  144,427   $  327,987   $  301,605
                                                                  ==========   ==========   ==========   ==========

    Basic Earnings Per Share                                      $     0.07   $     0.06   $     0.15   $     0.14
                                                                  ==========   ==========   ==========   ==========

    Diluted Earnings Per Share                                    $     0.07   $     0.06   $     0.15   $     0.14
                                                                  ==========   ==========   ==========   ==========

    Cash Dividends Paid Per Public Share                          $     0.12   $     0.06   $     0.23   $     0.11
                                                                  ==========   ==========   ==========   ==========

    Dividends Declared Per Public Share                           $     1.00   $     0.00   $     0.00   $     0.00
                                                                  ==========   ==========   ==========   ==========

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      Consolidated Statements of Cash Flows

                                                                            Six Months Ended
                                                                              December 31,
                                                                        --------------------------
                                                                            2005           2004
                                                                        --------------------------
                                                                                (unaudited)
Operating Activities
    Net income                                                          $   327,987    $   301,605
    Items not requiring (providing) cash
       Depreciation                                                          55,798         60,711
       Provision for loan losses                                             12,000             --
       Amortization                                                          56,861         58,064
       Restricted stock plan and options expense                             68,676          8,527
       Deferred income taxes                                                 21,636        (13,079)
       Gain on sale of mortgage loans                                       (34,223)       (32,097)
       (Gain) loss on sale of foreclosed assets held for sale                (4,210)           260
       Dividends on available-for-sale mutual funds                        (224,816)      (144,679)
       Stock dividends on Federal Home Loan Bank stock                      (31,900)       (14,500)
       Increase in cash surrender value of bank owned life insurance        (37,343)       (40,854)
    Originations of loans held for delivery against commitments          (4,178,620)    (3,145,347)
    Proceeds from nonrecourse sale of loans held for delivery
      against commitments                                                 4,195,930      3,078,255
    Amortization of Employee Stock Ownership Plan Shares                     94,073         69,397
    Changes in
       Interest receivable                                                  (35,704)       (14,080)
       Other assets                                                         (26,245)         1,333
       Income taxes refundable                                              (13,600)            --
       Accrued interest and other liabilities                               503,303        128,212
                                                                        -----------    -----------

           Net cash provided by operating activities                        749,603        301,728
                                                                        -----------    -----------
Investing Activities
    Net change in loans                                                  (4,341,490)    (5,317,410)
    Purchases of premises and equipment                                        (492)       (16,572)
    Purchase of Federal Home Loan Bank stock                               (451,200)       (65,000)
    Proceeds from sale of foreclosed assets                                  25,647         18,151
    Purchases of available-for-sale securities                           (5,602,278)            --
    Proceeds from maturities and paydowns of held-to-
      maturity securities                                                 2,173,842      2,710,767
    Proceeds from maturities and paydowns of available-for-sale
      securities                                                          1,397,893             --
                                                                        -----------    -----------

           Net cash used in investing activities                         (6,798,078)    (2,670,064)
                                                                        -----------    -----------

                                                                           (continued on next page)


                          OSAGE FEDERAL FINANCIAL, INC.
                      Consolidated Statements of Cash Flows
                                   (Continued)

                                                                         Six Months Ended
                                                                             December 31,
                                                                     ----------------------------
                                                                         2005           2004
                                                                     ----------------------------
                                                                              (Unaudited)
Financing Activities
    Net decrease  in demand, money market, NOW and savings deposits   $(1,517,081)   $  (240,414)
    Net increase (decrease) in certificates of deposit                    (55,961)       387,793
    Net increase in Federal Home Loan Bank short-term borrowings        8,300,000        400,000
    Proceeds from Federal Home Loan Bank advances                       3,000,000      4,000,000
    Repayments of Federal Home Loan Bank advances                      (2,000,000)    (2,000,000)
    Net decrease in advances from borrowers held in escrow               (237,155)      (254,229)
    Payment of dividends (net of restricted stock dividends)             (839,023)       (75,284)
    Purchase of shares for restricted stock plans                        (219,677)            --
    Proceeds from exercise of stock options (net of tax benefit)           75,782             --
    Withheld shares of restricted stock plans                              (3,679)            --
                                                                      -----------    -----------
           Net cash provided by financing activities                    6,503,206      2,217,866
                                                                      -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                          454,731       (150,470)

Cash and Cash Equivalents, Beginning of Period                          2,224,045      1,592,991
                                                                      -----------    -----------

Cash and Cash Equivalents, End of Period                              $ 2,678,776    $ 1,442,521
                                                                      ===========    ===========

Supplemental Cash Flows Information

    Real estate and other assets acquired in settlement of loans      $    66,228    $    18,844

    Interest paid                                                     $ 1,290,239    $   997,344

    Income taxes paid                                                 $   239,924    $    42,360

    Mutual fund dividends reinvested                                  $   224,816    $   144,679


See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       OSAGE FEDERAL FINANCIAL, INC.

         Osage Federal Financial, Inc. (the "Company") was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank (the "Bank") in connection with the Bank's mutual holding company reorganization. On March 31, 2004, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company. The Company sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. At December 31, 2005, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities.

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the balance sheet, statement of income and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The balance sheet of the Company as of June 30, 2005 has been derived from the audited balance sheet of the Company as of that date. The statements of income for periods presented is not necessarily indicative of the results which may be expected for the entire year.

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

2.       EARNINGS PER SHARE

         Earnings per share (EPS) were computed as follows for the three months and six months ended December 31:


                                                      Three months ended         Six months ended
                                                       2005         2004         2005         2004
                                                   -------------------------------------------------
       Net income                                  $  162,068   $  144,427   $  327,987   $  301,605
                                                   -------------------------------------------------

       Average common shares outstanding            2,199,646    2,226,628    2,201,044    2,226,595
                                                   -------------------------------------------------
       Average common diluted shares outstanding    2,213,932    2,227,503    2,213,697    2,226,595
                                                   -------------------------------------------------

       Basic earnings per share                    $     0.07   $     0.06   $     0.15   $     0.14
                                                   =================================================
       Fully diluted earnings per share            $     0.07   $     0.06   $     0.15   $     0.14
                                                   =================================================


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

         Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At December 31, 2005, $426,900 in such costs had been incurred.

4.       OTHER COMPREHENSIVE INCOME

         Other comprehensive income is comprised of the following:

                                                                           Three Months Ended          Six Months Ended
                                                                              December 31,                December 31,
                                                                         ------------------------------------------------
                                                                           2005         2004         2005         2004
                                                                         ------------------------------------------------
                                                                                           (Unaudited)
        Net Income                                                       $ 162,068    $ 144,427    $ 327,987    $ 301,605
                                                                         ---------    ---------    ---------    ---------

        Other Comprehensive Income (Loss)

            Unrealized gain (loss) on available-for-
              sale securities, net of income taxes                         (27,218)      (6,067)     (52,844)      (6,096)
                                                                         ---------    ---------    ---------    ---------

        Comprehensive Income                                             $ 134,850    $ 138,360    $ 275,143    $ 295,509
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

Comparison of Financial Condition at December 31, 2005 and June 30, 2005

         Our total assets increased by $7.4 million to $106.1 million at December 31, 2005 from $98.7 million at June 30, 2005 primarily due to a $4.3 million, or 29.2%, increase in available-for-sale securities and a $4.3 million, or 6.5%, increase in loans receivable, net. These increases were partially offset by a $2.2 million, or 19.1%, decrease in held-to-maturity securities. Loans receivable, net increased to $69.6 million at December 31, 2005 from $65.4 million at June 30, 2005. This increase in loans receivable, net primarily resulted from a $2.4 million, or 5.0%, increase in one- to four-family mortgages. This increase reflects our decision to retain more of our originated loans in our own portfolio. There were increases in almost all other categories of loans, including construction loans (a $1.1 million increase), automobile loans (a $708,000 increase), and mortgages secured by junior liens (a $306,000 increase). There were no loans held for sale at December 31 or June 30, 2005. We are selling some of our one- to four-family loans in the secondary market where we anticipate the borrower will be in the home for a long period of time. Cash and cash equivalents increased to $2.7 million (consisting primarily of our Federal Home Loan Bank ("FHLB") demand account) at December 31, 2005 from $2.2 million at June 30, 2005. Total securities increased to $28.3 million at December 31, 2005 from $26.2 million at June 30, 2005. Beginning in the fourth quarter 2005, the Company undertook a wholesale strategy using short-term FHLB advances to acquire a diversified portfolio of high-quality fixed- and variable-rate mortgage-related securities. This program will likely extend over the next few years. Our objective is to build an interest-sensitive investment portfolio that will enhance earnings in all rate environments. As of December 31, 2005, we had acquired $7.3 million of these securities. Normal paydowns on these and our held-to-maturity securities partially offset these purchases.

         Our total liabilities increased $8.0 million, or 9.4% mostly due to an increase in FHLB advances to $31.0 million at December 31, 2005, from $21.7 million at June 30, 2005, a $9.3 million, or 43.0% increase. Advances used to fund our investment program comprised $7.5 million of the total advances, increasing $4.3 million from program advances at June 30, 2005. Deposits decreased $1.6 million to $60.5 million at December 31, 2005 from $62.1 million at June 30, 2005. Money market accounts decreased $1.1 million during the period, while passbook savings decreased $581,000. Our deposits have been affected by the payout of estates, as well as rate competition. NOW accounts, non-interest bearing deposits, and certificates of deposit have been stable during the period. We have been promoting our high-yield checking account, as well as 9-,13-, 25-, and 61-month certificates to counter strong rate competition from area financial institutions.

         Stockholders' equity decreased $621,000 to $13.0 million at December 31, 2005 from $13.6 million at June 30, 2005, primarily due to a special $1.00 per share dividend, or $690,000, to stockholders other than Osage Federal MHC. This was partially offset by net income of $328,000 for the six months ended December 31, 2005. The Company paid a regular cash dividend of $0.23 per share to stockholders other than Osage Federal MHC, or $149,000 (net of restricted stock dividends of $8,000), in the period ending December 31, 2005.

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

         General. Net income for the three months ended December 31, 2005 was $162,000 ($0.07 per diluted share), an $18,000, or 12.2%, increase compared to net income of $144,000 ($0.06 per diluted share) for the three months ended December 31, 2004. The increase in net income resulted mainly from an increase in net interest income, partly offset by an increase in noninterest expense.

         Interest Income. Total interest income increased by $247,000, or 20.9%, to $1.4 million for the three months ended December 31, 2005 from $1.2 million for the same period in 2004 primarily due to a 25 basis point increase in average yield on interest-earning assets. The yield on earning assets for the period was 5.64% compared to a yield of 5.39% in the same period in 2004. The average balance of total interest-earning assets increased $13.2 million from the three months ended December 31, 2004.

         The primary factor for the increase in interest income was a $162,000, or 16.8% increase in interest from loans. Average loans increased $9.6 million, or 16.0%, from $59.7 million in 2004 to $69.3 million in 2005. The average yield on loans increased slightly, to 6.44% from 6.42% for the two periods. Our portfolio yield reflects continuing low long-term interest rates.

         Our average investment portfolio and cash investments totaled $30.0 million for the three months ended December 31, 2005, a $2.9 million or 10.8% increase from the same period in 2004. The yield on these investments improved to 3.82% compared to 3.14% in 2004. This yield increase is attributable to general short-term interest rate increases as well as higher yields on new securities purchases.

         Interest Expense. Total interest expense increased $173,000, or 34.6%, to $673,000 for the three months ended December 31, 2005 from $500,000 for the three months ended December 31, 2004. The increase in interest expense resulted from a 46 basis point increase in the average cost of interest-bearing liabilities combined with an $11.0 million, or 14.9%, increase in the average balance, to $84.9 million for the 2005 period compared to $73.9 million for the 2004 period. The increase in the average cost of interest-bearing liabilities was most notably due to short-term market rate increases. We had $17.0 million of short-term advances at December 31, 2005 which are subject to rate increases every 30 days or more frequently. Interest-bearing deposits were down $2.2 million between the two quarters, with certificates of deposit accounting for a $474,000 increase. For the same time periods, money market savings account balances dropped $3.7 million. Most of this year-over-year decline was the result of public fund disbursements, which had been anticipated.
Interest-bearing   checking  balances   increased  $1.2  million,
due to the introduction of our high-yield checking account. Average rates on certificates are up 23 basis points between the two periods.

         Interest expense on FHLB advances increased $152,000 for the three months ended December 31, 2005, or 93.7%, compared to the three months ended December 31, 2004, reflecting an increase in the average balance of advances to $27.8 million for the 2005 period from $14.6 million for the 2004 period. In addition, the average cost of these advances increased by 6 basis points in the same time period. As older advances have matured, we have been able to replace them with lower-rate advances. However, because much of our borrowing is currently short-term in nature, and because the yield curve is almost flat, our cost to borrow has increased slightly.

         Net Interest Income. Net interest income increased by $74,000, or 10.8%, to $759,000 for the three months ended December 31, 2005 from $685,000 for the three months ended December 31, 2004. The net interest rate spread decreased to 2.50% for the 2005 period from 2.69% for the 2004 period, while the net interest margin decreased to 2.99% from 3.11%. The decreases in spread and margin reflect our wholesale strategy using available-for-sale investments and short-term advances. This plan, which should increase net interest income, will have the effect of lowering our net interest spread and net interest margin over time.

         Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2005 was $12,000, with none recorded in the same period in 2004. There were $11,000 of net charge-offs in the three months ended December 31, 2005 and less than $1,000 in the same period in 2004. The provision was needed to keep our reserves adequate, because of net charge-offs as well as significant loan growth. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $385,000 at December 31, 2005 and $408,000 at December 31, 2004, and as a percentage of total loans outstanding was 0.55% and 0.66% at December 31, 2005 and 2004, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding.

         Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the level of loan losses will be sufficient to offset any future loan losses.

         Noninterest Income. Noninterest income increased to $166,000 for the three months ended December 31, 2005 from $154,000 for the three months ended December 31, 2004. Service charges were up $18,000, or 20.8%. The Company implemented a new fee schedule in April 2005.

         Noninterest Expense. Noninterest expense was $667,000 for the three months ended December 31, 2005, increasing $40,000 from $627,000 for the three months ended December 31, 2004. Salaries and benefits increased $40,000, or 11.0%. The addition of the stock option plan and restricted stock plan increased expenses by $31,000. These plans were approved by the shareholders November 17, 2004. Regular salaries increased $12,000, reflecting normal salary increases. These increases were partially offset by a slight decline in medical insurance costs. Occupancy increased $4,000 due to some higher equipment costs. Other operating expenses decreased $4,000 primarily as a result of an $11,000 decrease in audit and other SEC filing expenses, partially offset by $4,000 increase in advertising relating to deposit products.

         Provision for Income Taxes. The provision for income taxes increased $17,000, or 25.8%, reflecting an increase in pretax income. The effective tax rate was 34% for the three months ended December 31, 2005, and 32% for the three months ended December 31, 2004. The increase in our effective tax rate primarily reflects certain nondeductible compensation expense relating to our stock benefit plans.

Comparison of Operating Results for the Six Months Ended December 31, 2005 and 2004

         General. Net income for the six months ended December 31, 2005 was $328,000 ($0.15 per diluted share), a $26,000, or 8.7%, increase compared to net income of $302,000 ($0.14 per diluted share) for the six months ended December 31, 2004. The increase in net income resulted mainly from an increase in net interest income, partly offset by an increase in noninterest expense.

         Interest Income. Total interest income increased by $447,000, or 19.0%, to $2.8 million for the six months ended December 31, 2005 from $2.4 million for the same period in 2004 primarily due to a $12.1 million increase in earning assets and a 22 basis point increase in average yield earned on those assets. The yield on earning assets for the period was 5.61% compared to a yield of 5.39% in the same period in 2004.

         The primary factor for the increase in interest income was a $304,000 or 16.0% increase in interest from loans. Average loans increased $9.8 million, or 16.6%, from $58.5 million in 2004 to $68.3 million in 2005. The average yield on loans decreased slightly, to 6.42% from 6.48% for the two periods. Our portfolio yield reflects continuing low long-term interest rates.

         Our average investment portfolio and cash investments totaled $29.4 million for the six months ended December 31, 2005, a $1.8 million or 6.4% increase from the same period in 2004. The yield on these investments improved to 3.76% compared to 3.11% in 2004. This yield increase is attributable to general short-term interest rate increases as well as higher yields on new securities purchases.

         Interest Expense. Total interest expense increased $292,000, or 29.3%, to $1.3 million for the six months ended December 31, 2005 from $998,000 for the six months ended December 31, 2004. The increase in interest expense resulted from a 36 basis point increase in the average cost of interest-bearing liabilities combined with a $10.1 million, or 13.9%, increase in the average balance, to $83.3 million for the 2005 period compared to $73.2 million for the 2004 period. The increase in the average cost of interest-bearing liabilities was most notably due to short-term market rate increases. Interest-bearing deposits were down $1.4 million between the two periods, with certificates of deposit accounting for a $976,000 increase. For the same time periods, money market savings account balances dropped $4.2 million. Most of this decline was the result of public fund disbursements, which had been anticipated. Interest-bearing checking balances increased $1.8 million, due to the introduction of our high-yield checking account. Average rates on certificates are up 22 basis points between the two periods.

         Interest expense on FHLB advances increased $243,000 for the six months ended December 31, 2005, or 74.5%, compared to the six months ended December 31, 2004, reflecting an increase in the average balance of advances to $25.7 million for the 2005 period from $14.2 million for the 2004 period. The average cost of these advances decreased by 19 basis points in the same time period. As older advances have matured, we have been able to replace them with lower-rate advances.

         Net Interest Income. Net interest income increased by $154,000, or 11.4%, to $1.5 million for the six months ended December 31, 2005 from $1.4 million for the six months ended December 31, 2004. The net interest rate spread decreased to 2.54% for the 2005 period from 2.67% for the 2004 period, while the net interest margin decreased to 3.02% from 3.10%. The decreases in spread and margin reflect our wholesale strategy using available-for-sale investments and short-term advances. This plan, which should increase net interest income, will have the effect of lowering our net interest spread and net interest margin over time.

         Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 2005 was $12,000, with none recorded in the same period in 2004. There were $21,000 of net charge-offs in the six months ended December 31, 2005 and less than $1,000 in the same period in 2004. The provision was needed to keep our reserves adequate, because of net charge-offs as well as significant loan growth. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         Noninterest Income. Noninterest income increased to $342,000 for the six months ended December 31, 2005 from $324,000 for the six months ended December 31, 2004. Service charges were up $19,000 or 10.1%. The Company implemented a new fee schedule in April 2005.

         Noninterest Expense. Noninterest expense was $1.3 million for the six months ended December 31, 2005, increasing $104,000 from $1.2 million for the six months ended December 31, 2004. Salaries and benefits increased $81,000, or 11.5%. The addition of the stock option plan and restricted stock plan increased expenses by $70,000. These plans were approved by the shareholders November 17, 2004. Partially offsetting normal raises of $23,000 was a $7,000 decrease in medical insurance. Other operating expenses increased $22,000 primarily as a result of an $11,000 increase in advertising and public relations. We have been doing targeted advertising for deposit products. Losses on charged off checking accounts were $9,000 higher than the previous period.

         Provision for Income Taxes. The provision for income taxes increased $30,000, or 20.1%, reflecting an increase in pretax income. The effective tax rate was 36% for the six months ended December 31, 2005, and 33% for the three months ended December 31, 2004. The increase in our effective tax rate primarily reflects certain nondeductible compensation expense, including expense relating to our stock benefit plans.

         Liquidity and Capital Resources. We are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound banking operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At December 31, 2005, the total approved loan origination commitments outstanding amounted to $3.0 million. At the same date, construction loans in process were $1.6 million. We also had $707,000 of unfunded commitments on lines of credit on that date. We had no commitments to sell loans to Freddie Mac at December 31, 2005. Certificates of deposit scheduled to mature in one year or less at December 31, 2005, totaled $17.2 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at December 31, 2005, our total collateralized borrowing limit was $42.3 million of which we had $30.9 million outstanding, giving us the ability at December 31, 2005 to borrow an additional $11.4 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         On  November  16,  2005,   the  Company  held  its  annual  meeting  of
stockholders at which the following items were voted on.

         (1)      Election of Directors

              Nominee                                For            Withheld
         ---------------------------------     --------------     ------------
         Milton Labadie                           2,128,474          13,345
         Mark A. Formby                           2,128,449          13,370

         There were no abstentions or broker non-votes in the election of directors.

         (2)      Ratification of Auditors

                                                                   Broker
                     For           Against      Abstain           Non-Vote
                     ---           -------      -------           --------
                  2,114,075        4,900        22,844               0

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

          _______________
          *    Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-111219).
          **   Incorporated by reference from the Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2005.
          ***  Incorporated by reference to the Registrants Registration Statement on Form S-8 (File No. 333-121866).


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OSAGE FEDERAL FINANCIAL, INC.



Date: February 10, 2006                     /s/Mark S. White
                                            --------------------------------
                                            Mark S. White, President
                                            (Duly Authorized Representative)


Date: February 10, 2006                     /s/Sue Allen Smith
                                            --------------------------------
                                            Sue Allen Smith, Vice President
                                            (Principal Financial Officer)