Form 10QSB
period 2006-03-31
OSAGE FEDERAL FINANCIAL INC
filed 2006-05-11
CIK 1272771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ______________________________

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 0-50666
                                                -------

                          OSAGE FEDERAL FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

         UNITED STATES                                           27-0080039
-------------------------------                            ---------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of March 31, 2006, there were 2,287,017 shares of the Registrant's common stock, par value $.10 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No [X]

                          OSAGE FEDERAL FINANCIAL, INC.

                               PAWHUSKA, OKLAHOMA

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and June 30, 2005                             3
Consolidated  Statements of Income -  (Unaudited)  for the three and nine months
         ended March 31, 2006 and 2005                                                                     4
Consolidated Statements of Cash Flows - (Unaudited) for the nine months ended
         March 31, 2006 and 2005                                                                           5
Notes to Consolidated Financial Statements (Unaudited)                                                     7

Item 2.  Management's Discussion and Analysis or Plan of Operation                                         9

Item 3.  Controls and Procedures                                                                          15

PART II. OTHER INFORMATION
-------

Item 6.  Exhibits                                                                                         16

Signatures                                                                                                17

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          OSAGE FEDERAL FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                             MARCH 31,        JUNE 30,
                                                                               2006            2005
                                                                          -------------    -------------
                                                                           (unaudited)
    Cash and due from banks                                               $     559,571    $     600,208
    Interest bearing deposits with banks                                      1,134,960        1,623,837
                                                                          -------------    -------------
        Cash and cash equivalents                                             1,694,531        2,224,045

    Available-for-sale securities                                            18,666,281       14,812,020
    Held-to-maturity securities                                               8,768,653       11,378,513
    Loans, net of allowance for loan losses of $384,600 and $393,475
       at March 31, 2006 and June 30, 2005, respectively                     73,190,157       65,356,288
    Premises and equipment                                                    1,167,145        1,234,408
    Foreclosed assets held for sale, net                                        111,316           31,592
    Interest receivable                                                         433,159          354,516
    Federal Home Loan Bank stock, at cost                                     1,586,300        1,082,500
    Bank owned life insurance                                                 2,067,259        2,011,772
    Deferred income taxes                                                         3,531               --
    Other                                                                       194,254          207,540
                                                                          -------------    -------------

               Total assets                                               $ 107,882,586    $  98,693,194
                                                                          =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits                                                          $  62,858,013    $  62,083,797
        Federal Home Loan Bank advances                                      30,800,000       21,650,000
        Advances from borrowers held in escrow                                  640,261          754,927
        Accrued interest and other liabilities                                  385,873          459,420
        Deferred income taxes                                                        --           91,795
                                                                          -------------    -------------

               Total liabilities                                             94,684,147       85,039,939
                                                                          -------------    -------------

    COMMITMENTS AND CONTINGENCIES                                                    --               --
    EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP (13,417 SHARES AT
       MARCH 31, 2006, AND 6,077 SHARES AT JUNE 30, 2005)                       163,470           69,397
    STOCKHOLDERS' EQUITY
        Preferred stock, $.10 par value (5,000,000 shares authorized;
          none outstanding)                                                          --               --
        Common stock, $.10 par value (20,000,000 shares authorized;
          2,287,017 and 2,281,313 shares issued and outstanding at
          March 31, 2006 and June 30, 2005, respectively, net of 54,751
          allocated and unallocated ESOP shares for both periods)               223,226          222,656
        Additional paid-in capital                                            5,252,217        5,275,189
        Retained earnings                                                     7,800,359        8,229,727
        Accumulated other comprehensive loss                                   (240,833)        (143,714)
                                                                          -------------    -------------

               Total stockholders' equity                                    13,034,969       13,583,858
                                                                          -------------    -------------
               Total liabilities and stockholders' equity                 $ 107,882,586    $  98,693,194
                                                                          =============    =============

See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       MARCH 31,                           MARCH 31,
                                                           -----------------------------       --------------------------------
                                                                2006              2005               2006              2005
                                                           ------------     ------------       --------------     ------------
                                                                     (unaudited)                         (unaudited)
    INTEREST INCOME
        Loans                                              $  1,131,220     $    985,578       $    3,340,988     $  2,891,300
        Available-for-sale securities                           188,887           84,613              518,563          229,292
        Held-to-maturity securities                              95,869          123,440              310,813          407,459
        Deposits with other financial institutions               10,695            4,808               24,094            8,772
        Other                                                    20,827            8,093               52,914           22,772
                                                           ------------     ------------       --------------     ------------
           Total interest income                              1,447,498        1,206,532            4,247,372        3,559,595
                                                           ------------     ------------       --------------     ------------

    INTEREST EXPENSE
        Deposits                                                375,338          344,840            1,095,859        1,016,451
        Advances from Federal Home Loan Bank                    336,370          155,137              906,285          481,649
                                                           ------------     ------------       --------------     ------------
           Total interest expense                               711,708          499,977            2,002,144        1,498,100
                                                           ------------     ------------       --------------     ------------


    NET INTEREST INCOME                                         735,790          706,555            2,245,228        2,061,495
    Provision for loan losses                                        --               --               12,000               --
                                                           ------------     ------------       --------------     ------------
    Net interest income after provision for loan losses         735,790          706,555            2,233,228        2,061,495
                                                           ------------     ------------       --------------     ------------

    NONINTEREST INCOME
        Service charges on deposit accounts                      95,062           78,644              300,961          265,589
        Other service charges and fees                           16,573           17,700               46,666           46,995
        Gain on sale of mortgage loans                            1,196            9,213               35,419           41,310
        Net loan servicing fees                                   8,648            8,620               23,485           24,714
        Other income                                             34,052           29,046               91,035           88,738
                                                           ------------     ------------       --------------     ------------
           Total noninterest income                             155,531          143,223              497,566          467,346
                                                           ------------     ------------       --------------     ------------

    NONINTEREST EXPENSE
        Salaries and employee benefits                          425,798          366,692            1,213,279        1,073,259
        Net occupancy expense                                    63,924           70,209              204,048          209,146
        Deposit insurance premium                                 2,119            2,278                6,469            7,156
        Other operating expenses                                200,367          202,717              598,494          578,799
                                                           ------------     ------------       --------------     ------------
           Total noninterest expense                            692,208          641,896            2,022,290        1,868,360
                                                           ------------     ------------       --------------     ------------

    INCOME BEFORE INCOME TAXES                                  199,113          207,882              708,504          660,481

    PROVISION FOR INCOME TAXES                                   70,299           70,413              251,703          221,407
                                                           ------------     ------------       --------------     ------------
    NET INCOME                                             $    128,814     $    137,469       $      456,801     $    439,074
                                                           ============     ============       ==============     ============
    BASIC EARNINGS PER SHARE                               $       0.06     $       0.06       $         0.21     $       0.20
                                                           ============     ============       ==============     ============

    DILUTED EARNINGS PER SHARE                             $       0.06     $       0.06       $         0.21     $       0.20
                                                           ============     ============       ==============     ============

    CASH DIVIDENDS PAID PER PUBLIC SHARE                   $       1.13     $      0.075       $         1.36     $      0.185
                                                           ============     ============       ==============     ============



See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ------------------------------
                                                                                      2006               2005
                                                                                    -----------        -----------
                                                                                             (unaudited)
    OPERATING ACTIVITIES
        Net income                                                                   $  456,801        $   439,074
        Items not requiring (providing) cash
           Depreciation                                                                  78,875             92,214
           Provision for loan losses                                                     12,000                 --
           Amortization                                                                  92,341             83,625
           Restricted stock plan and options expense                                    103,013             45,783
           Deferred income taxes                                                        (20,445)           (43,920)
           Gain on sale of mortgage loans                                               (35,419)           (41,310)
           (Gain) loss on sale of foreclosed assets held for sale                        (4,210)               260
           Dividends on available-for-sale mutual funds                                (349,243)          (229,292)
           Stock dividends on Federal Home Loan Bank stock                              (52,600)           (22,500)
           Loss on disposal of premises and equipment                                        --                 24
           Increase in cash surrender value of bank owned life insurance                (55,487)           (59,275)
        Originations of loans held for delivery against commitments                  (4,298,620)        (4,048,567)
        Proceeds from nonrecourse sale of loans held for delivery against
          commitments                                                                 4,316,549          3,902,543
        Allocation of Employee Stock Ownership Plan Shares                               94,073             69,397
        Changes in
           Interest receivable                                                          (78,643)           (10,968)
           Other assets                                                                 (26,614)             1,631
           Accrued interest and other liabilities                                       (66,744)           320,084
                                                                                    -----------        -----------

               Net cash provided by operating activities                                165,627            498,803
                                                                                    -----------        -----------


    INVESTING ACTIVITIES
        Net change in loans                                                          (7,947,030)        (6,720,248)
        Purchases of premises and equipment                                             (11,612)           (25,418)
        Purchase of Federal Home Loan Bank stock                                       (451,200)           (65,000)
        Proceeds from sale of foreclosed assets                                          25,647             18,151
        Purchases of available-for-sale securities                                   (5,937,220)                --
        Proceeds from maturities and paydowns of held-to-maturity
          securities                                                                  2,606,509          3,746,463
        Proceeds from maturities and paydowns of available-for-sale
          securities                                                                  2,243,958                 --
                                                                                    -----------        -----------

               Net cash used in investing activities                                 (9,470,948)        (3,046,052)
                                                                                    -----------        -----------


                                                                                      (continued on next page)

                          OSAGE FEDERAL FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ------------------------------
                                                                                      2006               2005
                                                                                    -----------        -----------
                                                                                            (Unaudited)
    FINANCING ACTIVITIES
        Net increase (decrease)  in demand, money market, NOW and savings
          deposits                                                                  $(1,409,366)       $   184,001
        Net increase in certificates of deposit                                       2,183,582          1,779,007
        Net increase  (decrease) in Federal Home Loan Bank short-term
          borrowings                                                                  9,150,000         (1,600,000)
        Proceeds from Federal Home Loan Bank advances                                 3,000,000          5,000,000
        Repayments of Federal Home Loan Bank advances                                (3,000,000)        (3,000,000)
        Net increase (decrease) in advances from borrowers held in escrow              (114,666)            95,544
        Payment of dividends (net of restricted stock dividends)                       (886,169)          (126,613)
        Shares purchased and withheld  for restricted stock plans                      (223,356)          (134,426)
        Proceeds from exercise of stock options (net of tax benefit)                     75,782                 --
                                                                                    -----------        -----------

               Net cash provided by financing activities                              8,775,807          2,197,513
                                                                                    -----------        -----------

    DECREASE IN CASH AND CASH EQUIVALENTS                                              (529,514)          (349,736)

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,224,045          1,592,991
                                                                                    -----------        -----------
    CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 1,694,531        $ 1,243,255
                                                                                    ===========        ===========
    SUPPLEMENTAL CASH FLOWS INFORMATION

        Real estate and other assets acquired in settlement of loans                $   111,161        $    47,012

        Interest paid                                                               $ 2,000,029        $ 1,495,846

        Income taxes paid                                                           $   319,344        $   101,500

        Mutual fund dividends reinvested                                            $   349,243        $   229,292


See Notes to Consolidated Financial Statements

                          OSAGE FEDERAL FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       OSAGE FEDERAL FINANCIAL, INC.

         Osage Federal Financial, Inc. (the "Company") was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank (the "Bank") in connection with the Bank's mutual holding company reorganization. On March 31, 2004, the Bank completed the reorganization and became a wholly-owned subsidiary of the Company. The Company sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. At March 31, 2006, the consolidated financial statements of the Company included those of the Bank. All intercompany items have been eliminated. Prior to consummation of the reorganization, the Company had no assets or liabilities.

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

2.       EARNINGS PER SHARE

         Earnings per share (EPS) were computed as follows for the three months and nine months ended March 31:

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      MARCH 31,                MARCH 31,
                                                             -----------------------------------------------
                                                                   2006        2005        2006         2005
                                                             -----------------------------------------------
         Net income                                            $128,814     $137,469    $456,801    $439,074
                                                             -----------------------------------------------
         Average common shares outstanding                    2,208,269    2,232,639   2,203,417   2,228,580
                                                             -----------------------------------------------
         Average common diluted shares outstanding            2,212,614    2,243,912   2,208,853   2,231,662
                                                             -----------------------------------------------
         Basic earnings per share                                 $0.06        $0.06       $0.21       $0.20
                                                             ===============================================
         Fully diluted earnings per share                         $0.06        $0.06       $0.21       $0.20
                                                             ===============================================

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

         Offering costs were deferred and deducted from the proceeds of the shares sold in the stock offering. If the offering had not been completed, all costs would have been charged to expense. At March 31, 2006, $426,900 in such costs had been incurred.

4.       OTHER COMPREHENSIVE INCOME

         Other comprehensive income is comprised of the following:

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     MARCH 31,                       MARCH 31,
                                                          ---------------------------      ----------------------------
                                                              2006           2005              2006            2005
                                                          -----------    ------------      ------------    ------------
                                                                                    (Unaudited)
    NET INCOME                                            $   128,814    $    137,469      $    56,801     $    439,074
                                                          -----------    ------------      ------------    ------------
    OTHER COMPREHENSIVE INCOME (LOSS)
        Unrealized loss on available-for-sale
          securities, net of income taxes                     (44,275)        (22,072)          (97,119)        (28,168)
                                                          -----------    ------------      ------------    ------------
    COMPREHENSIVE INCOME                                  $    84,539    $    115,397      $    359,682    $    410,906
                                                          ===========    ============      ============    ============

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND JUNE 30, 2005

         Our total assets increased by $9.2 million to $107.9 million at March 31, 2006 from $98.7 million at June 30, 2005 primarily due to a $7.8 million, or 12.0%, increase in loans receivable, net and a $3.9 million, or 26.0%, increase in available-for-sale securities. These increases were partially offset by a $2.6 million, or 22.9%, decrease in held-to-maturity securities. Loans receivable, net increased to $73.2 million at March 31, 2006 from $65.4 million at June 30, 2005. This increase in loans receivable, net primarily resulted from a $3.2 million, or 6.6%, increase in one- to four-family mortgages, and a $2.9 million increase in construction loans. We are retaining almost all of our 1-4 family mortgages. Our commercial loans increased $993,000 due to lending to an area municipality, a church and participation in a local real estate development loan. There were increases in almost all other categories of loans, including automobile loans (an $836,000 increase), and mortgages secured by junior liens (a $568,000 increase). There were no loans held for sale at March 31, 2006 or June 30, 2005. Cash and cash equivalents decreased to $1.7 million (consisting primarily of our Federal Home Loan Bank ("FHLB") demand account) at March 31, 2006 from $2.2 million at June 30, 2005. This balance fluctuates with lending and deposit activity. Total securities increased to $27.4 million at March 31, 2006 from $26.2 million at June 30, 2005. Beginning in the fourth quarter of fiscal 2005, the Company undertook a wholesale strategy using short-term FHLB advances to acquire a diversified portfolio of high-quality fixed- and variable-rate mortgage-related securities. This program will likely extend over the next few years. Our objective is to build an interest-sensitive investment portfolio that will enhance earnings in all rate environments. As of March 31, 2006, we had acquired $9.0 million of these securities. Because of the flat yield curve, we have had minimal purchases of these securities in the current quarter.

         Our total liabilities increased $9.6 million, or 11.3% mostly due to an increase in FHLB advances to $30.8 million at March 31, 2006, from $21.7 million at June 30, 2005, a $9.1 million, or 42.3% increase. Advances used to fund our investment program comprised $7.2 million of the total advances, increasing $4.0 million from program advances at June 30, 2005. Deposits increased $774,000 to $62.9 million at March 31, 2006 from $62.1 million at June 30, 2005. Money market accounts decreased $1.4 million during the period, while passbook savings decreased $315,000. Our deposits have been affected by the payout of estates, as well as rate competition. NOW accounts and non-interest bearing deposits have been stable during the period, while certificates of deposit increased $2.2 million. We have been promoting our 9-, 13-, 25-, and 61-month certificates to counter strong rate competition from area financial institutions. Although some of the certificate growth has been from our other deposit categories, we are attracting new depositors.

         Stockholders' equity decreased $549,000 to $13.0 million at March 31, 2006 from $13.6 million at June 30, 2005, primarily due to a special $1.00 per share dividend, or $652,000 (net of restricted stock dividends of $38,000), to stockholders other than Osage Federal MHC. This was partially offset by net income of $457,000 for the nine months ended March 31, 2006. The Company paid regular cash dividends of $0.36 per share to stockholders other than Osage Federal MHC, or $234,000 (net of restricted stock dividends of $13,000), in the period ending March 31, 2006. On February 24, 2006, we announced that our Board of Directors had approved an open market stock repurchase program for up to 5% of our outstanding shares (approximately 34,505 shares). As of March 31, 2006, no shares had been repurchased.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
2005

         GENERAL. Net income for the three months ended March 31, 2006 was $129,000 ($0.06 per diluted share), an $8,000, or 6.3%, decrease compared to net income of $137,000 ($0.06 per diluted share) for the three months ended March 31, 2005. The decrease in net income resulted mainly from an increase in noninterest expense, partly offset by increases in net interest income and noninterest income.

         INTEREST INCOME. Total interest income increased by $241,000, or 20.0%, to $1.4 million for the three months ended March 31, 2006 from $1.2 million for the same period in 2005 primarily due to a 21 basis point increase in average yield on interest-earning assets. The yield on earning assets for the period was 5.73% compared to a yield of 5.52% in the same period in 2005. The average balance of total interest-earning assets increased $13.9 million from the three months ended March 31, 2005.

         The primary factor for the increase in interest income was a $146,000, or 14.8% increase in interest from loans. Average loans increased $8.8 million, or 14.4%, from $61.7 million in 2005 to $70.5 million in 2006. The average yield on loans increased slightly, to 6.50% from 6.48% for the two periods. Our portfolio yield reflects continuing low long-term interest rates.

         Our average investment portfolio and cash investments totaled $30.4 million for the three months ended March 31, 2006, a $4.2 million or 16.1% increase from the same period in 2005. The yield on these investments improved to 3.95% compared to 3.30% in 2005. This yield increase is attributable to general short-term interest rate increases as well as higher yields on new securities purchases.

         INTEREST EXPENSE. Total interest expense increased $212,000, or 42.3%, to $712,000 for the three months ended March 31, 2006 from $500,000 for the three months ended March 31, 2005. The increase in interest expense resulted from a 57 basis point increase in the average cost of interest-bearing liabilities combined with a $13.0 million, or 17.4%, increase in the average balance, to $87.4 million for the 2006 period compared to $74.4 million for the 2005 period. The increase in the average cost of interest-bearing liabilities was most notably due to short-term market rate increases. We had $17.8 million of short-term advances at March 31, 2006 which are subject to rate increases every 30 days or more frequently. Average interest-bearing deposits were down $3.7 million between the two quarters, with certificates of deposit accounting for a $637,000 increase. For the same time periods, money market savings account balances dropped $3.0 million. Most of this year-over-year decline was the result of public fund disbursements, which had been anticipated. We are also experiencing a shift of these lower-cost deposits to certificates of deposit. Interest-bearing checking balances decreased $1.0 million, due to a decline in our high-yield checking account balances. Average rates on certificates are up 43 basis points between the two periods. In the current rate environment, our strategy has been to attract shorter-term deposits, paying less than like-term FHLB advances.

         Interest expense on FHLB advances increased $181,000 for the three months ended March 31, 2006, or 116.8%, compared to the three months ended March 31, 2005, reflecting an increase in the average balance of advances to $30.1 million for the 2006 period from $13.5 million for the 2005 period. The average cost of these advances decreased by 14 basis points in the same time period. As older advances have matured, we have been able to replace them with lower-rate advances. However, because much of our borrowing is currently short-term in nature, and because the yield curve is almost flat, our cost to borrow short-term funds has increased.

         NET INTEREST INCOME. Net interest income increased by $29,000, or 4.1%, to $736,000 for the three months ended March 31, 2006 from $707,000 for the three months ended March 31, 2005. The net interest rate spread decreased to 2.42% for the 2006 period from 2.80% for the 2005 period, while the net interest margin decreased to 2.91% from 3.24%. The decreases in spread and margin reflect our wholesale strategy using available-for-sale investments and short-term advances. This program, which is structured to increase net interest income in the event the yield curve steepens, will have the effect of lowering our net interest spread and net interest margin percentages over time.

         PROVISION FOR LOAN LOSSES. There were no provisions for loan losses for either the three months ended March 31, 2006 or 2005. There were no charge-offs in the three months ended March 31, 2006, and less than $1,000 of net recoveries in the same period in 2005. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         The evaluation of the level of loan loss allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates. The allowance for loan losses was $385,000 at March 31, 2006 and $409,000 at March 31, 2005, and as a percentage of total loans outstanding was 0.52% and 0.64% at March 31, 2006 and 2005, respectively. The decrease in this ratio is mainly reflective of the increase in total loans outstanding.

         Management assesses the allowance for loan losses monthly. While management uses available information to estimate losses on loans, loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2006 was maintained at a level that represented management's best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable. However, there can be no assurance that the level of allowances will be sufficient to offset any future loan losses.

         NONINTEREST INCOME. Noninterest income increased to $156,000 for the three months ended March 31, 2006 from $143,000 for the three months ended March 31, 2005. Service charges were up $16,000, or 20.9%. The Company implemented a new fee schedule in April 2005.

         NONINTEREST EXPENSE. Noninterest expense was $692,000 for the three months ended March 31, 2006, increasing $50,000 from $642,000 for the three months ended March 31, 2005. Salaries and benefits increased $59,000, or 16.1%. Dividends on unvested restricted stock plan shares, including the $1.00 special dividend paid in January 2006, accounted for $37,000 of this increase. This plan, as well as the stock option plan, was approved by the shareholders November 17, 2004. Regular salaries increased $18,000, reflecting normal salary increases. Occupancy decreased $6,000 due to reduced equipment depreciation.

         PROVISION FOR INCOME TAXES. The provision for income taxes remained flat for the three months ended March 31, 2006 and 2005. The effective tax rate was 35% for the three months ended March 31, 2006, and 34% for the three months ended March 31, 2005. The increase in our effective tax rate primarily reflects timing of recognition of certain nondeductible expenses.

COMPARISON  OF  OPERATING  RESULTS FOR THE NINE MONTHS  ENDED MARCH 31, 2006 AND
2005

         GENERAL. Net income for the nine months ended March 31, 2006 was $457,000 ($0.20 per diluted share), an $18,000, or 4.0%, increase compared to net income of $439,000 ($0.20 per diluted share) for the nine months ended March 31, 2005. The increase in net income resulted mainly from increases in net interest income and noninterest income, partly offset by an increase in noninterest expense.

         INTEREST INCOME. Total interest income increased by $688,000, or 19.3%, to $4.2 million for the nine months ended March 31, 2006 from $3.6 million for the same period in 2005 primarily due to a $12.7 million increase in earning assets and a 23 basis point increase in average yield earned on those assets. The yield on earning assets for the period was 5.65% compared to a yield of 5.42% in the same period in 2005.

         The primary factor for the increase in interest income was a $450,000 or 15.6% increase in interest from loans. Average loans increased $9.4 million, or 15.9%, from $59.6 million in 2005 to $69.0 million in 2005. The average yield on loans decreased slightly, to 6.45% from 6.46% for the two periods. Our portfolio yield reflects continuing low long-term interest rates.

         Our average investment portfolio and cash investments totaled $29.7 million for the nine months ended March 31, 2006, a $2.6 million or 9.5% increase from the same period in 2005. The yield on these investments improved to 3.83% compared to 3.17% in 2005. This yield increase is attributable to general short-term interest rate increases, which favorably affected some of our adjustable-rate securities, as well as higher yields on new securities purchases.

         INTEREST EXPENSE. Total interest expense increased $504,000, or 33.6%, to $2.0 million for the nine months ended March 31, 2006 from $1.5 million for the nine months ended March 31, 2005. The increase in interest expense resulted from a 44 basis point increase in the average cost of interest-bearing liabilities combined with an $11.1 million, or 15.1%, increase in the average balance, to $84.7 million for the 2005 period compared to $73.6 million for the 2005 period. The increase in the average cost of interest-bearing liabilities was most notably due to short-term market rate increases. Interest-bearing deposits were down $2.1 million between the two periods, with certificates of deposit accounting for an $862,000 increase. For the same time periods, money market savings account balances dropped $3.8 million. Most of this decline was the result of public fund disbursements, which had been anticipated. Average interest-bearing checking balances decreased $1.5 million between the two periods. As short-term interest rates have risen we've had customers transfer funds to our certificates of deposit, as well as to other financial institutions. Average rates on certificates are up 29 basis points between the two periods.

         Interest expense on FHLB advances increased $425,000 for the nine months ended March 31, 2006, or 88.2%, compared to the nine months ended March 31, 2005, reflecting an increase in the average balance of advances to $27.2 million for the 2006 period from $13.9 million for the 2005 period. The average cost of these advances decreased by 16 basis points in the same time period. As older advances have matured, we have been able to replace them with lower-rate advances. However, we are borrowing a significant amount of short-term advances, which have increased our borrowing costs.

         NET INTEREST INCOME. Net interest income increased by $184,000, or 8.9%, to $2.2 million for the nine months ended March 31, 2006 from $2.1 million for the nine months ended March 31, 2005. The net interest rate spread decreased to 2.50% for the 2005 period from 2.71% for the 2005 period, while the net interest margin decreased to 2.99% from 3.15%. The decreases in spread and margin reflect our wholesale strategy using available-for-sale investments and short-term advances. This strategy, which is structured to increase net interest income as the yield curve steepens, will have the effect of lowering our net interest spread and net interest margin percentages over time.

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended March 31, 2006 was $12,000, with none recorded in the same period in 2005. There were $21,000 of net charge-offs in the nine months ended March 31, 2006 and less than $1,000 of net charge-offs in the same period in 2005. The provision was needed to keep our reserves adequate, because of net charge-offs as well as significant loan growth. Based on our stratification of the loan portfolios using historical loss factors and other data, management believes that the recorded allowance would cover both known and inherent losses in the portfolio that were both probable and estimable.

         NONINTEREST INCOME. Noninterest income increased to $498,000 for the nine months ended March 31, 2006 from $467,000 for the nine months ended March 31, 2005. Service charges were up $35,000 or 13.3%. The Company implemented a new fee schedule in April 2005.

         NONINTEREST EXPENSE. Noninterest expense was $2.0 million for the nine months ended March 31, 2006, increasing $154,000 from $1.9 million for the nine months ended March 31, 2005. Salaries and benefits increased $140,000, or 13.0%. The addition of the stock option plan and restricted stock plan increased expenses by $104,000. Of this increase, dividends on unearned restricted stock, including the special $1.00 paid in January 2006, accounted for $47,000. Normal raises accounted for a $41,000 increase. Other operating expenses increased $20,000 primarily as a result of a $13,000 increase in advertising and public relations. We have been doing targeted advertising for deposit products. Losses on charged off checking accounts were $10,000 higher than the previous period. These losses represent mostly accounts which have incurred large service charges.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased $30,000, or 13.7%, reflecting an increase in pretax income. The effective tax rate was 36% for the nine months ended March 31, 2006, and 34% for the nine months ended March 31, 2005. The increase in our effective tax rate primarily reflects certain nondeductible compensation expense, including expense relating to our stock benefit plans.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits, mutual funds, and collateralized mortgage obligations. On a longer term basis, we maintain a strategy of investing in various loan products. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities. At March 31, 2006, the total approved loan origination commitments outstanding amounted to $4.1 million. At the same date, construction loans in process were $2.0 million. We also had $806,000 of unfunded commitments on lines of credit on that date. We had no commitments to sell loans to Freddie Mac at March 31, 2006. Certificates of deposit scheduled to mature in one year or less at March 31, 2006, totaled $19.4 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with Osage Federal. In addition, at March 31, 2006, our total collateralized borrowing limit was $43.2 million of which we had $30.8 million outstanding, giving us the ability at March 31, 2006 to borrow an additional $12.4 million from the FHLB of Topeka as a funding source to meet commitments and for liquidity purposes.

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


                                         OSAGE FEDERAL FINANCIAL, INC.



Date: May 11, 2006                       /s/ Mark S. White
                                         ---------------------------------------
                                         Mark S. White, President
                                         (Duly Authorized Representative)


Date: May 11, 2006                       /s/ Sue Allen Smith
                                         ---------------------------------------
                                         Sue Allen Smith, Vice President
                                         (Principal Financial Officer)