Form 10KSB
period 2006-06-30
OSAGE FEDERAL FINANCIAL INC
filed 2006-09-15
CIK 1272771

================================================================================

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                       ------------------------

                              FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2006

                                  OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to __________

                      Commission File No. 0-50666
                                          -------

                     OSAGE FEDERAL FINANCIAL, INC.
            ----------------------------------------------
            (Name of Small Business Issuer in its Charter)

     UNITED STATES                                      27-0080039
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

239 EAST MAIN STREET, PAWHUSKA, OKLAHOMA                     74056
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

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

         State issuer's revenues for its most recent fiscal year: $6.5 million

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7.6 million as of September 14, 2006 based on the last sale ($19.20 per share) reported on the OTC Bulletin Board(R) as of that date. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant, the registrant's stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant's common stock.

         As  of  September  14,  2006,   there  were  2,287,017  shares  of  the
registrant's common stock issued and outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2006 (Parts I & II)

2. Portions of the Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. (Part III)

     Transitional Small Business  Disclosure Format (Check one): YES   ; NO X
                                                                    ---    ---

================================================================================

                                PART I

FORWARD LOOKING STATEMENTS

         When used in this discussion and elsewhere in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.

         We do not undertake and specifically disclaims any obligations to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

         THE COMPANY. Osage Federal Financial, Inc. was incorporated as a federally chartered corporation for the purpose of becoming the holding company of Osage Federal Bank in connection with its mutual holding company reorganization. On March 31, 2004, Osage Federal Bank completed the reorganization and became a wholly-owned subsidiary of Osage Federal Financial, Inc. which sold 684,394 shares to the public at $10.00 per share and issued 1,596,919 shares to Osage Federal MHC. Prior to consummation of the reorganization, we had no assets or liabilities. Accordingly, our financial statements consist of those of Osage Federal Bank for periods prior to March 31, 2004. We do not engage in any activities other than holding the capital stock of Osage Federal Bank. At June 30, 2006, the Company had total assets of $112.2 million, loans receivable, net of $77.9 million, total deposits of $64.3 million and total equity of $13.1 million.

         Our executive offices are located at 239 East Main Street, Pawhuska, Oklahoma 74056 and its main telephone number is (918) 287-2919.

         THE BANK. Osage Federal Bank is a federally-chartered stock savings bank. It was originally founded in 1918 as the National Building and Loan Association and was chartered by the State of Oklahoma. Osage Federal Bank converted to a federally-chartered savings and loan association in 1935. Osage Federal Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Osage Federal is regulated by the Office of Thrift Supervision ("OTS") and the FDIC.

         Osage Federal Bank conducts a traditional community bank operation, offering retail banking services, one- to four-family mortgage loans, multi-family, commercial and other real estate mortgage loans, construction loans, automobile loans, second mortgage loans and other consumer loans. Osage Federal Bank operates from its main office in Pawhuska, Oklahoma, and a branch office in Bartlesville, Oklahoma. Osage Federal Bank maintains a website at www.osagefed.com.

PROPOSED REORGANIZATION

         On July 21, 2006, the Boards of Directors of Osage Federal MHC, Osage Federal Financial, Inc. and Osage Federal Bank unanimously adopted a Plan of Conversion and Reorganization (the "Plan"), pursuant to which Osage Federal Bank will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, Osage Federal MHC will convert from the mutual form to a federal interim stock savings association and simultaneously merge with and into Osage Federal Bank, with Osage Federal Bank as survivor. Additionally, Osage Federal Financial, Inc. will convert to a federal interim stock savings association and simultaneously merge with and into Osage Federal Bank, with Osage Federal Bank as survivor. Osage Federal Bank has formed a new state-chartered corporation, Osage Bancshares, Inc., that will acquire all of the outstanding shares of Osage Federal Bank's common stock. Shares of Osage Federal Financial, Inc. common stock, other than those held by Osage Federal MHC, will be converted into shares of the new corporation pursuant to an exchange ratio designed to approximate the percentage ownership interests of such persons.

         The Plan is subject to the approval of: (1) the Office of Thrift Supervision; (2) at least a majority of the total number of votes eligible to be cast by members of Osage Federal MHC; (3) the holders of at least a majority of the outstanding shares of Osage Federal Financial, Inc. common stock; and (4) at least a majority of votes cast by holders of Osage Federal Financial, Inc. common stock other than Osage Federal MHC. The new holding company will offer shares of its common stock for sale to Osage Federal's eligible account holders, to Osage Federal's tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan. The highest priority will be depositors with qualifying deposits as of June 30, 2005.

MARKET AREA

         Our main office is located in Pawhuska, Oklahoma and serves a wide area of Osage County and the northern portion of Pawnee County. Our branch office is located in Bartlesville, Oklahoma and services Bartlesville and surrounding Washington County plus the western portion of Nowata County. Osage and Washington counties are generally rural in nature with older populations. The economy of both counties is based on the oil and gas industry, and ranching also has a presence in Osage County. The current unemployment rate for Osage County is 5.6% and for Washington County is 4.9%. ConocoPhillips, an oil and gas company, is the largest employer in our market area. They, as well as other major employers in the area, are in the process of hiring 500-700 employees, mostly for technological, engineering, and other white-collar positions. As a result of this anticipated job growth in our area, there is significant one- to four-family and commercial real estate construction underway. Bartlesville and Pawhuska are the county seats of Washington and Osage Counties, respectively, which provide public sector employment. Bartlesville is a regional healthcare center with a 311-bed hospital. With their museums and historic areas, tourism has become an increasingly important industry in Bartlesville and Pawhuska. Wal-Mart has recently opened a distribution center which has brought an estimated 650 new jobs to Bartlesville. The Osage Tribal Council, headquartered in Pawhuska, has opened three gaming facilities in Osage County in the last two years, which has further boosted the local economy. A fourth facility will be opened within the next year.

         Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could decrease.

LENDING ACTIVITIES

         GENERAL. We have traditionally focused on the origination of one- to four-family mortgage loans, which comprise a significant majority of the total loan portfolio. We also originate non-residential mortgages including multi-family, commercial, land and other real estate mortgage loans. Construction loans, automobile loans, second mortgage loans, commercial loans and other consumer loans make up the rest of the total loan portfolio.

         LOAN   PORTFOLIO   COMPOSITION.   The  following   table  analyzes  the
composition of our loan portfolio by loan category at the dates indicated.

                                                                        AT JUNE 30,
                                             -------------------------------------------------------------------
                                                    2006                      2005                   2004
                                             -------------------     -------------------     -------------------
                                             AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                             ------      -------     ------      -------     ------      -------
                                                                       (DOLLARS IN THOUSANDS)
Real estate mortgage:
  One- to four-family...................     $54,742     68.1%       $48,348     72.1%       $43,110     75.3%
  Non-residential.......................       7,195      8.9          7,120     10.6          5,020      8.8
Construction............................       4,675      5.8          1,749      2.6            811      1.4
Automobile..............................       5,357      6.7          4,450      6.6          3,729      6.5
Second mortgage.........................       4,098      5.1          3,200      4.8          2,780      4.8
Commercial..............................       1,756      2.2            379      0.6            190      0.3
Other consumer..........................       2,558      3.2          1,850      2.7          1,669      2.9
                                             -------    -----       --------    -----        -------    -----
     Total loans........................      80,381    100.0%        67,096    100.0%        57,309    100.0%
                                                        =====                   =====                   =====

Less:
  Loans in process......................       2,008                   1,306                   1,381
  Net deferred loan fees................          46                      41                      23
  Allowance for loan losses.............         400                     393                     409
                                             -------                 -------                 -------
     Total loans, net...................     $77,927                 $65,356                 $55,496
                                             =======                 =======                 =======

         LOAN MATURITY SCHEDULE. The following table sets forth the maturity of our loan portfolio at June 30, 2006. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                              ONE- TO FOUR-      NON-
                                 FAMILY       RESIDENTIAL                            SECOND                  OTHER
                                MORTGAGE       MORTGAGE   CONSTRUCTION  AUTOMOBILE  MORTGAGE   COMMERCIAL   CONSUMER    TOTAL
                                --------       --------   ------------  ----------  --------   ----------   --------    -----
                                                                 (IN THOUSANDS)
AMOUNTS DUE:
Within 1 Year.................$    1,364      $     237    $   4,675    $    317    $    253     $  1,053    $  1,133   $  9,032
                              ----------      ---------    ---------    --------    --------     --------    --------   --------

After 1 year:
  1 to 3 years................       930            163           --       2,578         167           --         295      4,133
  3 to 5 years................     1,793            211           --       2,042         540          265         433      5,284
  5 to 10 years...............     5,267          1,962           --         420       1,017           61         481      9,208
  10 to 20 years..............    30,062          4,502           --          --       2,121          377         216     37,278
  Over 20 years...............    15,326            120           --          --          --           --          --     15,446
                              ----------      ---------    ---------    --------    --------     --------    --------   --------

Total due after one year......    53,378          6,958           --       5,040       3,845          703       1,425     71,349
                              ----------      ---------    ---------    --------    --------     --------    --------   --------
Total amount due..............$   54,742      $   7,195    $   4,675    $  5,357    $  4,098     $  1,756    $  2,558   $ 80,381
                              ==========      =========    =========    ========    ========     ========    ========   ========

         The following table sets forth the dollar amount of all loans at June 30, 2006 due after June 30, 2007, which have fixed interest rates and which have floating or adjustable interest rates.

                                                                  FLOATING OR
                                             FIXED RATES       ADJUSTABLE RATES
                                             -----------       ----------------
                                                        (IN THOUSANDS)
Real estate mortgage:
  One- to four-family.....................   $   47,895         $     5,483
  Non-residential.........................        6,528                 430
Construction..............................           --                  --
Automobile................................        5,040                  --
Second mortgage...........................        3,612                 233
Commercial................................          472                 231
Other consumer............................        1,425                  --
                                             ----------         -----------
  Total...................................   $   64,972         $     6,377
                                             ==========         ===========

         ONE- TO FOUR-FAMILY MORTGAGE LOANS. Our primary lending activity consists of the origination of one- to four-family mortgage loans, substantially all of which are secured by property located in Osage and Washington Counties, Oklahoma.

         We generally originate mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 100%. For loans exceeding an 80% loan-to-value ratio, we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure. The majority of our one- to four-family residential loans are originated with fixed rates and have terms of five to thirty years. The maturities of our one- to four-family mortgage loans in portfolio are generally 15 years or less, because we sell most of our longer-term loans to Freddie Mac. We also originate adjustable-rate loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin of 275 to 300 basis points. Our adjustable-rate loans have terms of up to 30 years with an initial fixed-rate period of one year according to the terms of the loan. We also originate a small amount of hybrid loans, which have initial 3- or 5-year fixed terms, then convert to an adjustable rate. Our adjustable-rate mortgages generally have a cap of one percentage point on rate adjustments during any one year and five percentage points over the life of the loan. Our fixed-rate mortgage loans are generally originated on documentation and with terms that qualify them for resale to Freddie Mac.

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

         During the 2005 fiscal year, we began offering 100% loan-to-value ratio one- to four-family residential loans to our most creditworthy borrowers. Borrowers generally must qualify based on credit criteria, and they are required to obtain private mortgage insurance covering us for any loss in excess of 80%. The borrower pays a discount fee for these loans. During the year ended June 30, 2006, we originated $922,000 in mortgages under this program.

         NON-RESIDENTIAL MORTGAGE LOANS. We originate a variety of non-residential mortgage loans, including loans on motels, churches, retail/service properties, apartment and condominium buildings, and other income-producing properties, including mixed-use properties combining residential and commercial space. We also originate loans secured by land. At June 30, 2006 we had approximately $2.3 million in land loans. We generally require a loan-to-value ratio no greater than 80% for non-residential mortgage loans. Typically, these loans are made with amortization terms of up to twenty years. The majority of our non-residential mortgage loans are on properties located within our market area.

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

         CONSTRUCTION LENDING. Essentially all of our construction lending is in our market areas. We will generally originate construction loans in an amount up to 75% of the appraised value for a multi-family, commercial or other real estate construction loan, and up to 80% for a one- to four-family residential construction loan. At June 30, 2006, $2.8 million of our construction loans were for construction of one- to four-family residences, and $1.9 million of these loans were for non-residential construction. Our residential construction lending includes loans to individuals for construction of a primary residence as well as loans to builders and developers for multi-unit or multi-house projects. Our construction loans generally have six-month terms and provide for monthly payments of interest only until maturity. We typically convert construction loans to individuals to permanent loans on completion of construction but do not require take-out financing prior to origination. We have no formal limits as to the number of projects a builder has under construction or development, and make a case by case determination on loans to builders and developers who have multiple projects under development. We occasionally make loans to builders for the construction of residences for which they do not yet have buyers. Our practice is generally to limit such loans to no more than three homes per builder. At June 30, 2006, we had approximately $935,000 in construction loans to builders for construction of residences which were not pre-sold.

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

         AUTOMOBILE LOANS. We offer loans on new and used automobiles and, in cases of satisfactory credit, will originate such loans up to the sales price or retail value. Auto loans are generally made with terms from one to five years and are made on a fixed-rate basis. The bulk of our automobile lending involves direct loans to existing customers for the purchase of a car or truck. Loans secured by rapidly depreciating assets such as automobiles entail more risk than residential mortgages. The repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment of the outstanding loan balance, since there is greater likelihood of damage, loss or depreciation of the underlying collateral. Automobile lending also entails the risks generally associated with consumer lending described below.

         SECOND MORTGAGE LOANS. We generally make second mortgage loans only on properties for which we hold the first mortgage. We do not make home equity loans on an open-end basis in the form of a line of credit, but rather as a closed-end amortizing mortgage loan. Our second mortgage loans are primarily fixed-rate loans for terms of up to twenty years. We generally require that the aggregate indebtedness against the security property not exceed 80% of its value (75% if we do not hold the first mortgage). Collateral value is determined through existing appraisals, new appraisals or evaluations by the loan department. On second mortgages, we do not require title insurance but do require homeowner, liability, fire and, if required, flood insurance policies.

         COMMERCIAL LOANS. Our commercial loans consist of loans secured by equipment, accounts receivable, inventory, and other business purpose loans. Such loans are generally secured by either the underlying collateral and/or by the personal guarantees of the borrower. At June 30, 2006, we had approximately $1.8 million in commercial loans.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

         OTHER CONSUMER LOANS. Other consumer loans offered by us consist of loans secured by personal property, including savings account loans, manufactured home loans and unsecured consumer loans. At June 30, 2006, we had approximately $732,000 of savings account loans, $288,000 in manufactured home loans and $152,000 of unsecured consumer loans, including overdrafts. We will generally lend up to 90% of the account balance on a savings account loan.

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

         LOANS TO ONE BORROWER. Under federal law, savings institutions generally may only lend to one borrower an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of June 30, 2006, our loans to one borrower limit was approximately $1.8 million.

         Our largest single borrower had aggregate outstanding loan commitments of approximately $2.3 million with $1.0 million of this amount committed to be participated with another lender. Total outstanding loans to this borrower as of June 30, 2006 included a loan secured by a personal residence, two loans secured by commercial real estate, a loan secured by commercial equipment, a line of credit and an automobile loan. Our second largest borrower had aggregate outstanding balances of approximately $984,000 consisting of a personal residence with a line of credit, two rental duplexes and a speculative construction loan as of June 30, 2006. Our third largest borrower had aggregate outstanding balances of $788,000 consisting of four speculative construction loans and an auto loan as of June 30, 2006. Our fourth largest borrower had aggregate outstanding balances of approximately $755,000. These loans consisted of a personal residence, second home, two commercial real estate loans, a line of credit and an equipment loan as of June 30, 2006. Our fifth largest borrower had aggregate outstanding balances of approximately $714,000 at June 30, 2006 representing a permanent residence, a speculative construction loan and eleven rental properties. At June 30, 2006, all of these lending relationships were current and all were performing in accordance with the terms of their loan agreements.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals, and "walk-in" customers. We generally do not purchase loans from other institutions or use mortgage brokers.

         Historically, we have primarily originated our own loans and retained them in our portfolio. Gross loan originations totaled $39.0 million for the year ended June 30, 2006. In addition, we purchased participations totaling $1.3 million during the year, of which $864,000 was outstanding as of June 30, 2006. These purchases were nonresidential real estate loans. Our fixed-rate mortgage loans generally meet the secondary mortgage market standards of Freddie Mac. For the purposes of interest rate risk management, we may sell qualifying one- to four-family residential mortgages in the secondary market to Freddie Mac on a non-recourse basis with servicing retained. Management decides at the point of origination whether or not the loan will be sold and a commitment is made to Freddie Mac at that time for the individual loan. During the years ended June 30, 2006 and 2005, we sold $4.8 million and $6.0 million of loans, respectively, to Freddie Mac. Sales had increased during the last several years in connection with our efforts to mitigate interest rate risk associated with long-term, fixed-rate loans. As refinancing activity has slowed and as risk management needs change, however, we have reduced our loan sales. At June 30, 2006, loans serviced for the benefit of others totaled $41.6 million. This includes $170,000 of a local church loan participation sold to two financial institutions.

         LOAN COMMITMENTS. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of June 30, 2006, was approximately $5.7 million, excluding undisbursed portions of construction loans totaling $2.0 million. We also had $877,000 of unfunded commitments on lines of credit as of that date.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors. Our loan committee consists of our chairman, president and chief executive officer, executive vice president and chief lending officer, senior vice president, and two vice presidents. The committee reviews all real estate loans, consumer loans above $15,000 and all loan modifications. Loan committee meetings require a quorum of three members of the committee. Loans submitted to the loan committee require approval of a majority and approval of all members present if only three members are present. Consumer loans of $5,000 and below can be approved by individual loan officers, while consumer loans between $5,000 and $15,000 must be approved by two loan officers. Loans exceeding the Freddie Mac loan purchase limit require approval by the board of directors. All closed loans are presented to the Board for ratification on a monthly basis.

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

         As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is carried as a foreclosed asset held for sale until it is sold or otherwise disposed of. When foreclosed assets held for sale are acquired, they are recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2006, we had $50,000 of foreclosed assets held for sale.

         Loans are reviewed on a regular basis and are placed on non-accrual status when they are 90 days or more delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2006, we had approximately $11,000 of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses, and there were $2,000 of specific reserves relating to these loans at June 30, 2006.

         NON-PERFORMING ASSETS. The following table provides information regarding our non-performing loans and other non-performing assets. We did not have any troubled debt restructurings within the meaning of SFAS No. 15 at any of the dates indicated.

                                                                                     AT JUNE 30,
                                                                       --------------------------------------
                                                                         2006           2005           2004
                                                                         ----           ----           ----
                                                                               (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  One- to four-family........................................          $     7       $      79      $      11
  Consumer...................................................                4               8             --
                                                                       -------       ---------      ---------
     Total...................................................          $    11       $      87      $      11
                                                                       =======       =========      =========

Accruing loans which are contractually past
  due 90 days or more........................................          $    --       $      --      $      --
                                                                       -------       ---------      ---------
     Total...................................................          $    --       $      --      $      --
                                                                       =======       =========      =========
Total non-performing loans...................................          $    11       $      87      $      11
                                                                       =======       =========      =========
Foreclosed assets held for sale..............................          $    50       $      32      $      --
                                                                       =======       =========      =========
Total non-performing assets..................................          $    61       $     119      $      11
                                                                       =======       =========      =========

Total non-performing loans to net loans......................             0.01%           0.13%          0.02%
                                                                          ====            ====           ====
Total non-performing loans to total assets...................             0.01%           0.09%          0.01%
                                                                          ====            ====           ====
Total non-performing assets to total assets..................             0.05%           0.12%          0.01%
                                                                          ====            ====           ====

         As of June 30, 2006, there were $63,000 in loans not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms and which may result in such loans being disclosed as non-performing in the future.

         During the year ended June 30, 2006, gross interest income of less than $1,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and no interest on such loans was included in income for the year ended June 30, 2006.

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

         Management's classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table discloses our classification of assets as of June 30, 2006, 2005 and 2004. At June 30, 2006, $50,000 of the classified assets were foreclosed assets held for sale.

                                                            AT JUNE 30,
                                             --------------------------------------------
                                              2006              2005             2004
                                              ----              ----             ----
                                                           (IN THOUSANDS)
Substandard.......................           $     124        $     193         $      93
Doubtful..........................                  --               --                --
Loss..............................                  --               --                --
                                             ---------        ---------         ---------
  Total...........................           $     124        $     193         $      93
                                             =========        =========         =========

         At June 30, 2006, $61,000 of the loans classified as "substandard," are included under non-performing assets, as shown in the table on the preceding page. Management considers the remaining substandard assets to be adequately protected by the paying capacity and net worth of the borrower, or by the pledged collateral.

ALLOWANCE FOR LOAN LOSSES

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

         There were $21,000 in loan charge-offs during 2006, including $10,000 related to residential real estate, and $11,000 on unsecured consumer loans. There were no vehicle or commercial charge-offs.

         ANALYSIS OF LOAN LOSS ALLOWANCE. The following table sets forth information with respect to activity in our allowance for loan losses at the dates indicated:

                                                                                   FOR THE YEARS ENDED JUNE 30,
                                                                          -----------------------------------------------
                                                                             2006              2005               2004
                                                                             ----              ----               ----
                                                                                      (DOLLARS IN THOUSANDS)
Allowance balance (at beginning of period).......................         $      393        $      409         $      409

Charge-offs......................................................                (21)              (16)                (6)
Recoveries.......................................................                  1                --                  6
                                                                          ----------        ----------         ----------
Net (charge-offs) recoveries.....................................                (20)              (16)                --
Provision for loan losses........................................                 27                --                 --
                                                                          ----------        ----------         ----------
Allowance balance (at end of period).............................         $      400        $      393         $      409
                                                                          ==========        ==========         ==========

Total loans outstanding..........................................         $   80,381        $   67,096         $   57,309
                                                                          ==========        ==========         ==========
Average loans outstanding........................................         $   72,388        $   61,957         $   51,054
                                                                          ==========        ==========         ==========
Allowance for loan losses as a percent of total loans
   outstanding...................................................               0.51%             0.59%              0.71%
                                                                          ==========       ===========         ==========
Net loans charged off as a percent of average loans
   outstanding...................................................               0.03%             0.03%                --%
                                                                          ==========       ===========         ==========

         ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of our allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                                                  AT JUNE 30,
                                                 ----------------------------------------------------------------------------
                                                           2006                     2005                            2004
                                                 --------------------     --------------------------      -------------------
                                                               PERCENT                     PERCENT                   PERCENT
                                                              OF LOANS                    OF LOANS                   OF LOANS
                                                              TO TOTAL                    TO TOTAL                   TO TOTAL
                                                 AMOUNT         LOANS        AMOUNT         LOANS        AMOUNT        LOANS
                                                 ------         -----        ------         -----        ------        -----
                                                                            (DOLLARS IN THOUSANDS)
    At end of period allocated to:
    Real estate mortgage:
       One- to four-family..................    $    156         68.1%      $    189        72.1%       $    166        75.3%
       Non-residential......................          57          8.9             74        10.6             129         8.8
    Construction............................          39          5.8             14         2.6              17         1.4
    Automobile .............................          60          6.7             57         6.6              48         6.5
    Second mortgage.........................          16          5.1             15         4.8              13         4.8
    Commercial..............................          39          2.2             15         0.6              10         0.3
    Other consumer..........................          33          3.2             29         2.7              26         2.9
                                                --------       ------       --------      ------        --------      ------
         Total allowance....................    $    400        100.0%      $    393       100.0%       $    409       100.0%
                                                ========        =====       ========       =====        ========       =====

SECURITIES PORTFOLIO

         GENERAL. Federally chartered savings banks have the authority to invest in various types of liquid assets. The investments authorized by our investment policy, as approved by the Board, include U.S. government and government agency obligations, mortgage-related securities of various U.S. government agencies or government-sponsored entities and private corporate issuers (including securities collateralized by mortgages), corporate bonds, commercial paper, certificates of deposits of insured banks and savings institutions and municipal securities. The Investment Committee, comprised of Directors Formby, Labadie, Strahan and White, is responsible for the review of investment strategies and the approval of investment decisions.

         Our primary objective in operating the securities portfolio is to assist in management of interest rate risk by matching our interest-sensitive liabilities. Our other objectives are to provide liquidity and earnings, in that order of priority. Individual investment decisions take into account, among other considerations, the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value.

         We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Further, we do not invest in securities which are not rated investment grade.

         Our securities portfolio at June 30, 2006 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States government or government agencies, other than our investment in the Shay Asset Management Fund Adjustable-Rate Mortgage Fund, a mutual fund which invests in adjustable-rate mortgage-backed securities, with a carrying value of approximately $12.1 million at June 30, 2006. All such mortgage-backed securities are either issued by U.S. government agencies or government-sponsored enterprises or rated in the two highest investment grades. This fund is rated AAA by Standard & Poor's.

         In April 2005, we initiated a strategy in which we used one-month Federal Home Loan Bank advances to fund the purchase of a select portfolio of available-for-sale fixed and variable-rate highly rated mortgage-related securities. All such securities must be rated "AA" or higher. The objective of this strategy is to leverage our capital and generate earnings without excessive exposure to interest rate risk. At June 30, 2006, we held $5.7 million in securities acquired pursuant to this program. Because of the current and near-term anticipated rate environment, we are no longer purchasing securities for this program.

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

         We do not currently use or maintain a trading account. Securities not classified as "held-to-maturity" are classified as "available-for-sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Approximately $7.9 million of our securities portfolio is pledged as collateral for deposits.

         MORTGAGE-RELATED SECURITIES. Mortgage-related securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-related securities secured by one- to four-family mortgages. Our mortgage-related securities portfolio includes mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation, the Government National Mortgage Association, and the Federal National Mortgage Association, as well as by private corporate issuers. The portfolio also includes an investment in an adjustable rate mortgage mutual fund, with a carrying value of approximately $12.1 million at June 30, 2006.

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

         Mortgage-backed securities are pass-through securities typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed security thus approximates the life of the underlying mortgages. Mortgage-backed securities generally yield less than the mortgage loans underlying such securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. At June 30, 2006, we had $1.2 million of mortgage-backed securities classified as "held-to-maturity," and $2.9 million of mortgage-backed securities classified as "available-for-sale."

         Collateralized mortgage obligations are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in collateralized mortgage obligations allows us to better manage the prepayment and extension risk associated with conventional mortgage-related securities. Management believes collateralized mortgage obligations represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. At June 30, 2006, we had collateralized mortgage obligations classified as "held-to-maturity" of $7.0 million, all of which were issued or guaranteed by U.S. government agencies or government-sponsored enterprises. Our securities portfolio also contained $2.8 million and $85,000 of private placement collateralized mortgage obligations classified as "available-for-sale" and "held-to-maturity," respectively. At June 30, 2006, all of our collateralized mortgage obligations were short duration, first tranche, fully amortizing securities.

         OTHER SECURITIES. In addition, at June 30, 2006 we held an approximate investment of $1.7 million in Federal Home Loan Bank of Topeka common stock (this amount is not shown in the securities portfolio). As a member of the Federal Home Loan Bank of Topeka, ownership of Federal Home Loan Bank of Topeka common shares is required.

         The following table sets forth the carrying value of our securities portfolio at the dates indicated. Securities that are held-to-maturity are shown at our amortized cost, and securities that are available-for-sale are shown at the current market value.

                                                                                  AT JUNE 30,
                                                                  -------------------------------------------
                                                                     2006            2005             2004
                                                                     ----            ----             ----
                                                                                 (IN THOUSANDS)
Securities Held-to-Maturity:
---------------------------
Mortgage-backed securities and CMOs....................           $    8,221      $   11,379       $   15,712

Securities Available-for-Sale:
-----------------------------
Shay Adjustable-Rate Mortgage Fund(1)..................               12,086          11,723           11,490
Mortgage-backed securities and CMO's                                   5,749           3,089               --
                                                                  ----------      ----------       ----------
 Total.................................................           $   26,056      $   26,191       $   27,202
                                                                  ==========      ==========       ==========

_________
(1) Consisting primarily of mortgage-related securities.

         The following table sets forth the carrying values, weighted average yields and maturities of our securities portfolio at June 30, 2006. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

                                                                                                AT JUNE 30, 2006
                                   -------------------------------------------------------------------------------------------------
                                     ONE YEAR OR LESS        ONE TO FIVE YEARS      FIVE TO TEN YEARS          OVER TEN YEARS
                                     -------------------    -------------------   --------------------     ---------------------
                                    CARRYING     AVERAGE    CARRYING    AVERAGE   CARRYING     AVERAGE     CARRYING      AVERAGE
                                     VALUE        YIELD       VALUE      YIELD     VALUE        YIELD        VALUE        YIELD
                                     ------      ------      ------     ------    --------     -------     --------     --------
                                                                                         (DOLLARS IN THOUSANDS)
Mortgage-backed securities and
    CMOs.......................    $  1,150         2.43%   $  8,851     4.29%    $  2,732         4.52%    $  1,237         5.03%
Shay Adjustable-Rate
    Mortgage Fund (1)..........      12,086         4.60%         --      --            --            --          --        --
                                   --------                 --------              --------                  --------
  Total........................    $ 13,236         4.41%   $  8,851     4.29%    $  2,732         4.52%    $  1,237         5.03%
                                   ========                 ========              ========                  ========

                                            AT JUNE 30, 2006
                                   ------------------------------------
                                             TOTAL SECURITIES
                                     ----------------------------------
                                     CARRYING     AVERAGE      MARKET
                                      VALUE        YIELD        VALUE
                                     --------    --------      --------
Mortgage-backed securities and
    CMOs.......................      $ 13,970        4.24%    $ 13,502
Shay Adjustable-Rate
    Mortgage Fund (1)..........        12,086        4.60%      12,086
                                     --------                 --------
  Total........................      $ 26,056        4.41%    $ 25,589
                                     ========                 ========

------------------------
(1) Consisting primarily of mortgage-related securities.

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

         Deposits are obtained primarily from within Osage and Washington Counties, Oklahoma. Traditional methods of advertising are used to attract new customers and deposits, including print and broadcast media, cable TV, direct mail and inserts included with customer statements. We began offering telephone banking during 2006 and intend to begin offering internet banking including bill-pay during the first quarter of calendar 2007. We do not currently use deposit brokers.

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

         During fiscal year 2006, we continued to offer higher rates for higher-balance certificates of deposit with terms of 9, 13, 14, 25, 37, 49 and 61 months. Our strategy has been to retain customers who are rate-sensitive, without driving up rates on all of our standard certificate of deposit products. As of June 30, 2006, approximately 35% of our certificates are in these odd-termed categories. We recently began an advertising campaign called "You Pick `Em", which allows our certificate of deposit customers to choose the same rate over any short-term period from six to fifteen months.

         DEPOSIT DISTRIBUTION. The following table sets forth the average balance and the weighted average rates for each period on each category of deposits presented.

                                                                       YEAR ENDED JUNE 30,
                                          -----------------------------------------------------------------------------
                                                   2006                      2005                        2004
                                          ---------------------      ---------------------       ----------------------
                                                       WEIGHTED                   WEIGHTED                     WEIGHTED
                                          AVERAGE       AVERAGE      AVERAGE       AVERAGE       AVERAGE       AVERAGE
                                          BALANCE          RATE      BALANCE          RATE       BALANCE          RATE
                                          -------          ----      -------          ----       -------          ----
                                                                     (DOLLARS IN THOUSANDS)
Demand deposits...................      $    4,421        0.00%    $    2,999       0.00%      $    3,337        0.00%
Interest-bearing  demand
    and NOW deposits..............           9,317        0.99          9,072       0.87            6,509        0.61
Money market savings..............           7,035        1.39         10,376       1.42           10,308        1.50
Savings accounts..................           4,096        0.78          4,243       0.77            4,860        0.99
Certificates of deposit...........          37,323        3.48         35,835       3.08           35,388        3.18
                                         ---------                  ---------                   ---------

    Total deposits................      $   62,192        2.45%    $   62,525       2.18%      $   60,402        2.26%
                                        ==========                 ==========                  ==========

         JUMBO CERTIFICATES OF DEPOSIT. The following table shows the amount of certificates of deposit of $100,000 or more at Osage Federal Bank, by time remaining until maturity as of June 30, 2006.

                                                            CERTIFICATES
MATURITY PERIOD                                             OF DEPOSITS
---------------                                             -----------
                                                           (IN THOUSANDS)

Within three months................................          $    4,150
Three through six months...........................               2,660
Six through twelve months..........................               4,761
Over twelve months.................................               6,867
                                                            -----------
                                                            $    18,438
                                                            ===========

         Approximately 28% of our deposits of $100,000 or more are municipal deposits for which we are required to pledge securities as collateral. Although these deposits may be subject to competitive bidding, they have been a stable source of funds in the past. No assurance can be given, however, that we will be able to retain these deposits in the future.

         BORROWINGS. To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank of Topeka. We regularly make use of long-term Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term, fixed-rate loans held in the loan portfolio as part of our growth strategy. We are using our line of credit facility at the Federal Home Loan Bank as a short-term measure to fund the significant loan growth we have experienced. We have $5.8 million outstanding from the Federal Home Loan Bank to purchase securities as part of the plan approved by the board of directors. These advances generally mature in 30 days. The long-term advances are non-amortizing, range in original terms from three to seven years and are laddered with approximately $1.0 million maturing every six months.

         Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities that are obligations of or guaranteed by the U.S. government. At June 30, 2006, our borrowing limit with the Federal Home Loan Bank was approximately $46.4 million. Additional information regarding our Federal Home Loan Bank advances is included under Note 8 of the Notes to the Consolidated Financial Statements.

         The following table sets forth information regarding the balances and rates on our Federal Home Loan Bank advances.

                                                                                     AT OR FOR THE
                                                                                  YEAR ENDED JUNE 30,
                                                                    ------------------------------------------------
                                                                         2006            2005             2004
                                                                         ----            ----             ----
                                                                                  (DOLLARS IN THOUSANDS)
  Average balance outstanding, during the period...............            $28,560          $14,583         $10,983
  Maximum amount outstanding
    at any month-end during the period.........................            $33,350          $21,650         $12,600
  Balance outstanding at end of period.........................            $33,350          $21,650         $12,600
  Weighted average interest rate during the period.............               4.52%            4.56%           5.12%
  Weighted average interest rate at end of period..............               5.04%            4.27%           4.67%

SUBSIDIARY ACTIVITY

         Osage Federal Bank has no subsidiaries.

PERSONNEL

         As of June 30, 2006, we had 28 full-time employees and three part-time employees. Our employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

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

         Osage Federal Bank is the largest of the three financial institutions that have offices in Pawhuska, Oklahoma. Osage Federal Bank is the fifth largest of the nine financial institutions that are headquartered or have branch offices in Bartlesville, Oklahoma. According to the Federal Deposit Insurance
Corporation data as of June 30, 2005, the latest date for which data is available, Osage Federal Bank has the second largest share of Federal Deposit Insurance Corporation-insured deposits in Osage County with 14.30% and the fifth largest share in Washington County. Such data does not reflect deposits at credit unions operating in these markets.

                                   REGULATION

         Set forth below is a brief description of certain banking laws governing Osage Federal Bank and Osage Federal Financial, Inc. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Osage Federal Bank and Osage Federal Financial, Inc. operate in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.

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

REGULATION OF OSAGE FEDERAL BANK

         GENERAL. As a federally chartered, FDIC-insured savings bank, Osage Federal Bank is subject to extensive regulation by the OTS and the FDIC. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentages of various types of loans and investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements imposed by the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank's mortgage documents.

         Osage Federal Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers with or acquisitions of other financial institutions. The OTS regularly examines Osage Federal and prepares reports to Osage Federal's Board of Directors on deficiencies, if any, found in its operations.

         DEPOSIT INSURANCE. Osage Federal Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like the Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

         The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets; (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets; and (3) risk-based capital equal to 8% of total risk-weighted assets.

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

         Osage Federal Bank is required to file a capital distribution notice or application with the OTS before paying any dividend to Osage Federal Financial, Inc. However, capital distributions by Osage Federal Financial, Inc., as a savings and loan holding company, are not be subject to the OTS capital distribution rules.

         QUALIFIED THRIFT LENDER TEST. Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a "domestic building and loan Bank" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners' Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. Osage Federal Bank met the qualified thrift lender test as of June 30, 2006 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, every insured depository institution, including Osage Federal, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the OTS to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by Osage Federal. An unsatisfactory Community Reinvestment Act examination rating may be used by the OTS as the basis for the denial of an application. Osage Federal Bank eceived a satisfactory Community Reinvestment Act rating in its most recent Community Reinvestment Act examination by the OTS.

         FEDERAL HOME LOAN BANK SYSTEM. Osage Federal Bank is a member of the FHLB of Topeka, which is one of twelve regional FHLB's. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

         As a member, Osage Federal Bank is required to purchase and maintain stock in the FHLB of Topeka in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances. We are in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.

ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

         At June 30, 2006, our net investment in property and equipment totaled $1.2 million. We use an outside service company for data processing. The following table sets forth the location of our main office and branch office, the year the offices were opened and the net book value of each office.

                                                           YEAR
                                                         FACILITY      LEASED OR           NET BOOK VALUE AT
        OFFICE LOCATION                                   OPENED         OWNED               JUNE 30, 2006
        ---------------                                   ------         -----               -------------
                                                                                             (IN THOUSANDS)
        MAIN OFFICE                                        1978          Owned                $    662
        239 East Main Street
        Pawhuska, OK  74056

        BRANCH OFFICE                                      1991          Owned                $     402
        3309 S.E. Frank Phillips Boulevard
        Bartlesville, OK  74005

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

         Osage Federal Bank, from time to time, is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the bank. There were no lawsuits pending or known to be contemplated against Osage Federal Bank at June 30, 2006 that would have a material effect on our financial condition, operations, income or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
-------------------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2006.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------

         (a) MARKET INFORMATION. The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2006 (the "Annual Report") filed as Exhibit 13 to this Annual Report on Form 10-KSB is incorporated herein by reference. During the period under report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

         (b) USE OF PROCEEDS. Not applicable.

         (c) ISSUER PURCHASES OF EQUITY SECURITIES. Not applicable.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The Company's consolidated financial statements are incorporated herein by reference from the Annual Report.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

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

ITEM 8B.  OTHER INFORMATION
---------------------------

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated herein by reference.

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

          (c)  CHANGES IN CONTROL

               Other than as discussed under "Item 1. Description of Business -- Proposed Reorganization," management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY  COMPENSATION
                  PLANS

                  The  information  required by this item is set forth below.

                                                       (A)                    (B)                      (C)
                                                                                                NUMBER OF SECURITIES
                                               NUMBER OF SECURITIES     WEIGHTED-AVERAGE         REMAINING AVAILABLE
                                                TO BE ISSUED UPON       EXERCISE PRICE OF     FOR FUTURE ISSUANCE UNDER
                                                   EXERCISE OF            OUTSTANDING        EQUITY COMPENSATION PLANS
                                               OUTSTANDING OPTIONS,     OPTIONS, WARRANTS       (EXCLUDING SECURITIES
                                               WARRANTS AND RIGHTS         AND RIGHTS         REFLECTED IN COLUMN (A))
                                               -------------------         ----------         ------------------------
EQUITY COMPENSATION PLANS
  APPROVED BY SHAREHOLDERS
   2004 Stock Option Plan...............              96,952                  $12.10                      11,409
   2004 Restricted Stock Plan...........              32,850                      --                       4,566

EQUITY COMPENSATION PLANS NOT
    APPROVED BY SECURITY HOLDERS........                 N/A                     N/A                         N/A
                                                   ---------                --------                 -----------
     TOTAL.............................              129,802                $  12.10                      15,975
                                                   =========                ========                 ===========

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

ITEM 13.   EXHIBITS
-------------------

         The following exhibits are either filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference:

         NO.      DESCRIPTION
         ---      -----------

         2.1      Plan of Conversion  and  Reorganization  of Osage Federal MHC and Plan of Merger among Osage
                  Federal MHC, Osage Financial, Inc. and Osage Federal Bank
         3.1      Charter of Osage Federal Financial, Inc. *
         3.2      Bylaws of Osage Federal Financial, Inc. *
         4        Form of Stock Certificate of Osage Federal Financial, Inc. *
         10.1+    Executive Salary  Continuation  Plan and Split Dollar Agreements with Mark S. White**
         10.2+    Executive Salary Continuation Plan and Split Dollar Agreements with Richard Trolinger**
         10.3+    Executive  Salary  Continuation  Plan and Split Dollar Agreements  with  Martha  Hayes**
         10.4+    Executive Salary Continuation  Plan and Split Dollar Agreements with Sue Allen Smith**
         10.5+    Director  Supplemental  Income Plan and Split Dollar  Agreements  with  Mark  A.  Formby**
         10.6+    Director Supplemental  Income Plan and Split  Dollar  Agreements  with Harvey Payne**


         10.7+    Director Supplemental Income Plan and Split Dollar Agreements with Gary Strahan **
         10.8+    Osage Federal Financial, Inc. 2004 Stock Option Plan ***
         10.9+    Osage Federal Bank 2004 Restricted Stock Plan ***
         13       Annual Report to Shareholders for the fiscal year ended June 30, 2006
         21       Subsidiaries of the Registrant
         23       Consent of Independent Auditors
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification

----------------------
+        Management or compensatory plan required to be filed as an exhibit.
*        Incorporated by reference from the Registrant's Registration Statement on Form SB-2
         (File No. 333-111219) originally filed with the Securities and Exchange Commission on December 16, 2003.
**       Incorporated by reference from  Registrant's  Quarterly  Report on Form 10-QSB for the quarter ended March
         31, 2004 filed with the Securities and Exchange Commission on May 14, 2004.
***      Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-121866).

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

                                       OSAGE FEDERAL FINANCIAL, INC.

Date:   September 15, 2006             By: /s/ Mark S. White
                                           -------------------------------------
                                           Mark S. White
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mark S. White                                  Date: September 15, 2006
    -------------------------------------------------
    Mark S. White
    President, Chief Executive Officer and Director
    (Principal Executive Officer)

By: /s/ Milton V. Labadie                              Date: September 15, 2006
    -------------------------------------------------
    Milton V. Labadie
    Chairman of the Board and Director

By: /s/ Sue Allen Smith                                Date: September 15, 2006
    -------------------------------------------------
    Sue Allen Smith
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/ Mark A. Formby                                 Date: September 15, 2006
    -------------------------------------------------
    Mark A. Formby
    Director

By: /s/ Martha M. Hayes                                Date: September 15, 2006
    -------------------------------------------------
    Martha M. Hayes
    Senior Vice President and Director

By: /s/ Harvey Payne                                   Date: September 15, 2006
    -------------------------------------------------
    Harvey Payne
    Director

By: /s/ Gary Strahan                                   Date: September 15, 2006
    -------------------------------------------------
    Gary Strahan
    Director

By: /s/ Richard Trolinger                              Date: September 15, 2006
    -------------------------------------------------
    Richard Trolinger
    Executive Vice President, Chief Lending Officer
    and Director